Form 10-Q
period 2008-03-31
MUSTANG ALLIANCES
filed 2008-05-14
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-148431

MUSTANG ALLIANCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	74-3206736 (IRS Employer ID Number)

410 Park Avenue, 15th Floor
New York, New York 110022
(Address of principal executive offices)

(888) 251-3422
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.
MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(Unaudited)

ASSETS

	March 31, 2008	December 31, 2007
Current Assets:
Cash	$76,084	$21,155

Total Current Assets	76,084	21,155

Deferred Offering Costs	-	25,000

Total Assets	$76,084	$46,155

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts Payable	$475	$9,079
Accrued Expenses	1,574	774

Total Current Liabilities	2,049	9,853

Long-Term Debt	40,000	40,000

Total Liabilities	42,049	49,853

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 10,800,000 shares and 8,000,000 shares
issued and outstanding at March 31, 2008 and
December 31, 2007	1,080	800
Additional Paid-In Capital	44,684	-
Deficit Accumulated During the Development Stage	(11,729)	(4,498)

Total Stockholders’ Equity (Deficiency)	34,035	(3,698)

Total Liabilities and Stockholders’ Equity (Deficiency)	$76,084	$46,155

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

		For the Period	For the Period
	For the	February 22, 2007	February 22, 2007
	Quarter Ended	(Inception) to	(Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional Fees	5,475	-	6,950
General and Administrative Expenses	956	-	2,060
Start Up Costs	-	-	1,145

Total Costs and Expenses	6,431	-	10,155

Operating Loss	(6,431)	-	(10,155)

Other Income (Expense):
Interest Expense	(800)	-	(1,574)

Net Loss	$ (7,231)	$-	$ (11,729)

Basic and Diluted Loss Per Share	$ ( .00)	$.00

Weighted Average Common Shares
Outstanding	9,230,769	8,000,000

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO MARCH 31, 2008
(Unaudited)

			Deficit
		Additional	Accumulated
	Common Stock	Paid-In	During the	Development
	Shares	Amount	Capital	Stage	Total

Balance, February 22, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders
at $.0001 Per Share	8,000,000	800 -	-	800

Net Loss for the Period	-	-	-	(4,498)	(4,498)

Balance, December 31, 2007	8,000,000	800	-	(4,498)	3,698

Common Stock Issued to Investors at
$.025 Per Share, Net of Offering Costs	2,800,000	280 44,684	-	44,964

Net Loss for the Quarter Ended
March 31, 2008	-	-	-	(7,231)	(7,231)

Balance, March 31, 2008	10,800,000	$1,080	$44,684	$ (11,729)	$34,035

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

		For the Period	For the Period
	For the	February 22, 2007	February 22, 2007
	Quarter Ended	(Inception) to	(Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
Cash Flows from Operating Activities:
Net Loss	$ (7,231)	$-	$ (11,729)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Accounts Payable	(8,604)	-	(7,025)
Increase in Accrued Expenses	800	-	1,574

Net Cash Used in Operating Activities	(15,035)	-	(17,180)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	-	-	40,000
Proceeds from Sale of Common Stock	70,000	-	70,800
Payments of Deferred Offering Costs	-	-	(17,500)
Expenses of Offering	(36)	-	(36)

Net Cash Provided by Financing Activities	69,964	-	93,264

Increase (Decrease) in Cash	54,929	-	76,084

Cash - Beginning of Period	21,155	-	-

Cash - End of Period	$76,084	$-	$76,084

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
Stock Subscription Receivable from Founders,
for Issuance of 8,000,000 Shares of Common
Stock	$-	$800	$-
Deferred Offering Costs Charged to Additional
Paid-In Capital	$25,000	$-	$25,000
Deferred Offering Costs Recorded in Accounts
Payable	$-	$-	$7,500

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	Organization and Basis of Presentation

Mustang Alliances, Inc. (“the Company”) was incorporated on February 22, 2007 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company intends to market and sell anti-lock braking systems produced in China to the auto parts and auto manufacturing market in the United States. There is no assurance, however, that the Company will achieve its objectives or goals.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $7,231 for the three months ended March 31, 2008 and a net loss of $11,729 for the period February 22, 2007 (inception) to March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the quarter ended March 31, 2008 the Company sold 2,800,000 shares of common stock for net proceeds of $44,964. There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 -	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	Summary of Significant Accounting Policies (Continued)

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the quarter ended March 31, 2008.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Loss Per Share

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

Deferred Offering Costs

Deferred offering costs represents costs incurred in connection with the proposed initial public offering of the Company’s common stock. Upon successful completion of such offering, the aggregate offering costs were charged to additional paid-in capital during the quarter ended March 31, 2008.

Research and Development

Research and development costs will be charged to expense in the period incurred. The Company did not incur any research and development costs during the quarter ended March 31, 2008.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	Summary of Significant Accounting Policies (Continued)

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Recently Issued Accounting Pronouncements

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requirements that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company has considered the SAB 108 to be not material.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s year end 2008, although early adoption is permitted. The Company has considered SFAS 157 to be not material.

FIN No. 48

In June 2006, the FASB issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN No. 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN No. 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. Fin No. 48 is effective for fiscal years beginning after December 15, 2006, The adoption of this statement have no material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this new standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (Continued)

FSP EITF 00-19-2

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2"), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 -	Long-Term Debt

On October 5, 2007, the Company issued for aggregate consideration of $40,000, a promissory note in the aggregate principal amount of $40,000. The promissory note has a line of credit of up to $200,000 and is due October 5, 2009, and bears interest at 8% per annum.

Maturities of long-term debt are as follows:

December 31, 2008	$-

December 31, 2009	40,000

$40,000

NOTE 4 -	Common Stock

In February 2007 the Company issued 8,000,000 shares of common stock at $.0001 per share to the Founders of the Company for $800.

In February 2008 the Company sold 2,800,000 shares of common stock at $.025 per share pursuant to its public offering. The Company received net proceeds of $44,964.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 -	Preferred Stock

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 6 -	Commitments and Contingencies

Licensing Agreement

On November 30, 2007, the Company entered into a five year licensing agreement with a Chinese corporation, for the exclusive right to sell anti-lock brakes and associated components manufactured by the Chinese corporation. The Company agreed to pay a licensing fee of 10% of all gross revenues from the sale of such products.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Mustang,” Company,” “we,” “our” or “us” refer to Mustang Alliances, Inc. Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on January 2, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

We are focused on the business of marketing and selling anti-lock braking systems produced in China to the auto parts and auto manufacturing market in the United States. Our goal is to offer to the US market, high quality anti-lock braking systems produced in China, at a competitive price.

Plan of Operation

The company will initially focus on the development of a marketing plan and website. Within the next 6 months, we hope to employ marketing professionals to assist us in the development of our marketing plan.

Results of Operations

During the fiscal quarter ended March 31, 2008, we incurred a net loss of $7,231. We have no operations, so our net loss for the fiscal quarter ended are a result of professional services and start up costs.

Revenues

We had no revenues for the fiscal quarter ended March 31, 2008.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2008, reflects cash of $76,084, which constitutes 100% of the Company’s assets. Cash from inception to date has been sufficient to provide the operating capital necessary to operate.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $7,231 for the three months ended March 31, 2008 and a net loss of $11,729 for the period February 22, 2007 (inception) to March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Joseph Levi, the President, Chief Executive Officer, Treasurer and Director (Attached Hereto)

32.1	Section 1350 Certifications of Joseph Levi, the President, Chief Executive Officer, Treasurer and Director(Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Dated: May 14, 2008	By:	/s/ Joseph Levi
	Name:	Joseph Levi
	Title:	President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

By:	/s/ Eliezer Oppenheimer
Name:	Eliezer Oppenheimer
Title:	Secretary and Director