Form 10-Q
period 2008-06-30
MUSTANG ALLIANCES
filed 2008-08-12
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-148431

MUSTANG ALLIANCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	74-3206736 (IRS Employer ID Number)

410 Park Avenue, 15th Floor
New York, New York 10022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 12, 2008, 10,800,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(Unaudited)

ASSETS
	June 30, 2008	December 31, 2007
Current Assets:
Cash	$65,643	$21,155

Total Current Assets	65,643	21,155

Deferred Offering Costs	-	25,000

Total Assets	$65,643	$46,155

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts Payable	$-	$9,079
Accrued Expenses	2,374	774

Total Current Liabilities	2,374	9,853

Long Term Debt	40,000	40,000

Total Libilities	42,374	49,853

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 10,800,000 shares and 8,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	1,080	800
Additional Paid-In Capital	44,684	-
Deficit Accumulated During the Development Stage	(22,495)	(4,498)

Total Stockholders’ Equity (Deficiency)	23,269	(3,698)

Total Liabilities and Stockholders’ Equity (Deficiency)	$65,643	$46,155

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30, 2008		For the Period February 22, 2007 (Inception) to June 30 2007		For the Quarter Ended June 30, 2008 2007				For the Period February 22, 2007 (Inception) to June 30, 2008

Net Revenues		$-		$-		$-		$-		$-

Cost and Expenses
Professional Fees		14,950		-		9,475		-		16,425
General and Administrative Expenses		1,447		42		491		42		2,551
Start Up Costs		-		-		-		-		1,145

Total Costs and Expenses		16,397		42		9,966		42		20,121

Operating Loss		(16,397)		(42)		(9,966)		(42)		(20,121)

Other Income (Expenses):
Interest Expenses		(1,600)		-		(800)		-		(2,364)

Net Loss	$	(17,997)	$	(42)	$	(10,766)	$	(42)	$	(22,495)

Basic and Diluted Loss Per Share	$	(0.00)	$	(0.00)	$	( .00)	$	(0.00)

Weighted Average Common Shares Outstanding		10,015,385		8,000,000		10,800,000		8,000,000

The accompanying notes are an integral part of the financial statements.

MUSTANG ALLIANCES, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO JUNE 30, 2008
(Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage		Total
	Shares	Amount

Balance, February 21 2007	-	$-	$-		$-	$-

Common Stock Issued to Founders at $.0001 Per Share	8,000,000	800	-		-	800

Net Loss for the Period	-	-	-		(4,498)	(4,498)

Balance, December 31, 2007	8,000,000	800	-		(4,498)	(3,698)

Common Stock Issued to Investors at $.025 Per Share, Net of Offering Costs	2,800,000	280	44,684		-	44,964

Net Loss for the Six Months Ended June 30, 2008	-	-	-		(17,997)	(17,997)

Balance, June 30, 2008	10,800,000	$1080	$44,684	$	(22,495)	$23,269

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2008		For the Period February 22, 2007 (Inception) to June 30, 2007		For the Period February 22, 2007 (Inception) to June 30,2008
Cash Flows from Operating Activities:
Net Loss	$	(17,997)	$	(42)	$	(22,495)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Changes in Assets and Liabilities:
Decrease in Accounts Payable		(1,579)		-		-
Increase in Accrued Expenses		1,600		-		2,374

Net Cash Used in Operating Activities		(17,976)		(42)		(20,121)

Cash Flows from Investing Activities		-		-		-

Cash Flows from Financing Activities:
Proceeds of Borrowings		-		-		40,000
Proceeds from Sale of Common Stock		70,000		800		70,800
Payments of Deferred Offering Costs		(7,500)		-		(25,000)
Expenses of Offering		(36)		-		(36)

Net Cash Provided by Financing Activities		62,464		800		85,764

Increase in Cash		44,488		-		65,643

Cash - Beginning of Period		21,155		-		-

Cash - End of Period		$65,643		$758		$65,643

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-		$-		$-
		$-		$-		$- ]
Supplemental Schedule of Non-Cash Investing and Financing Activities: Deferred Offering Costs Charged to Additional Paid-In Capital		$25,000		$-		$25,000

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $17,997 for the six months ended June 30, 2008 and a net loss of $22,495 for the period February 22, 2007 (inception) to June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising Costs

Advertising costs will be charged to operations when incurred.  The Company did not incur any advertising costs during the six months ended June 30, 2008.

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

Deferred Offering Costs

Deferred offering costs represents costs incurred in connection with the proposed initial public offering of the Company’s common stock.  Upon successful completion of such offering, aggregate offering costs of $25,000 were charged to additional paid-in capital during the quarter ended March 31, 2008.

Research and Development

Research and development costs will be charged to expense in the period incurred.  The Company did not incur any research and development costs during the six months ended June 30, 2008.

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

Maturities of long-term debt are as follows:

December 31, 2008 December 31, 2009	$ - 40,000

$ 40,000

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

Item 2.                      Management’s Discussion and Analysis or Plan of Operations.

A used in this Form 10-Q, references to the “Mustang,” Company,” “we,” “our” or “us” refer to Mustang Alliances, Inc. Unless the context otherwise indicates.

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

Business Overview

We are focused on the business of marketing and selling anti-lock braking systems produced in China to the auto parts and auto manufacturing market in the United States. Our goal is to offer to the US market, high quality anti-lock braking systems produced in China, at a competitive price. With adequate funding we feel that we are well positioned to execute our business plan.

Plan of Operation

The company will initially focus on the development of a marketing plan and website. Within the next 6 months, we hope to employ marketing professionals to assist us in the development of our marketing plan.

Results of Operations

For the six months ended June 30, 2008, we incurred a net loss of $17,997. We have no operations, so our net loss for the six months ended are a result of professional services and other expenses.

Revenues

We had no revenues for the six months ended June 30, 2008.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2008, reflects cash of $65,643, which constitutes 100% of the Company’s assets. Cash from inception to date has been sufficient to provide the operating capital necessary to operate.

1

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $17,997 for the six months ended June 30, 2008 and a net loss of $22,495 for the period February 22, 2007 (inception) to June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                      Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Internal Controls Over Financial Reporting

For the six months ended June 30, 2008, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Mustang’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized Mustang has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

2

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

None

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2008.

Item 5.                      Other Information.

None

Item 6.                      Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph Levi, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certifications of Eliezer Oppenheimer, the President, Chief Executive Officer, Treasurer and Director(attached hereto)

3

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Date: August 12, 2008	By:	/s/Joseph Levi
	Name: Title: By: Name: Title:	Joseph Levi President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer /s/Eliezer Oppenheimer Eliezer Oppenheimer Secretary and Director

4