Form 10-Q
period 2008-09-30
MUSTANG ALLIANCES
filed 2008-11-10
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-148431

MUSTANG ALLIANCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	74-3206736

(State of incorporation)	(IRS Employer ID Number)

410 Park Avenue, 15th Floor
New York, New York 110022

(Address of principal executive offices)

(888) 251-3422

(Issuer’s telephone number)

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
Yes ☒   No ☐

As of November 7, 2008, 10,800,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Current Assets:
Cash	$7,014	$21,155

Total Current Assets	7,014	21,155

Deferred Offering Costs	—	25,000

Total Assets	$7,014	$46,155

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts Payable	$—	$9,079
Accrued Expenses	4,674	774

Total Current Liabilities	4,674	9,853

Long-Term Debt	40,000	40,000

Total Liabilities	44,674	49,853

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.0001 par value; 500,000,000 shares authorized, 10,800,000 shares and 8,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	1,080	800
Additional Paid-In Capital	44,684	—
Deficit Accumulated During the Development Stage	(83,424)	(4,498)

Total Stockholders’ Equity (Deficiency)	(37,660)	(3,698)

Total Liabilities and Stockholders’ Equity (Deficiency)	$7,014	$46,155

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended	For the Period February 22, 2007 (Inception) to	For the Quarter Ended September 30,		For the Period February 22, 2007 (Inception) To

	September 30, 2008	September 30, 2007	2008	2007	September 30, 2008

Net Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
Professional and Consulting Fees	74,926	—	59,976	—	76,401
General and Administrative Expenses	1,600	42	153	—	2,704
Start Up Costs	—	—	—	—	1,145

Total Costs and Expenses	76,526	42	60,129	—	80,250

Operating Loss	(76,526)	(42)	(60,129)	—	(80,250)

Other Income (Expense):
Interest Expense	(2,400)	—	(800)	—	(3,174)

Net Loss	$(78,926)	$(42)	$(60,929)	$—	$(83,424)

Basic and Diluted Loss Per Share	$(.00)	$(0.00)	$(.00)	$(0.00)

Weighted Average Common Shares Outstanding	10,278,179	8,000,000	10,800,000	8,000,000

The accompanying notes are an integral part of the financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(Unaudited)

			Additional Paid-In Capital	Deficit Accumulated During the Development Stage
	Common Stock				Total
	Shares	Amount

Balance, February 21, 2007	—	$—	$—	$—	$—

Common Stock Issued to Founders at $.0001 Per Share	8,000,000	800	—	—	800

Net Loss for the Period	—	—	—	(4,498)	(4,498)

Balance, December 31, 2007	8,000,000	800	—	(4,498)	(3,698)

Common Stock Issued to Investors at $.025 Per Share, Net of Offering Costs	2,800,000	280	44,684	—	44,964

Net Loss for the Nine Months Ended September 30, 2008	—	—	—	(78,926)	(78,926)

Balance, September 30, 2008	10,800,000	$1,080	$44,684	$(83,424)	$(37,660)

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2008	For the Period February 22, 2007 (Inception) to September 30, 2007	For the Period February 22, 2007 (Inception) to September 30, 2008

Cash Flows from Operating Activities:
Net Loss	$(78,926)	$(42)	$(83,424)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Accounts Payable	(1,579)	—	—
Increase in Accrued Expenses	3,900	—	4,674

Net Cash Used in Operating Activities	(76,605)	(42)	(78,750)

Cash Flows from Investing Activities:	—	—	—

Cash Flows from Financing Activities:
Proceeds of Borrowings	—	—	40,000
Proceeds from Sale of Common Stock	70,000	800	70,800
Payments of Deferred Offering Costs	(7,500)	—	(25,000)
Expenses of Offering	(36)	—	(36)

Net Cash Provided by Financing Activities	62,464	800	85,764

Increase (Decrease) in Cash	(14,141)	—	7,014

Cash – Beginning of Period	21,155	—	—

Cash – End of Period	$7,014	$758	$7,014

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—

Income Taxes Paid	$—	$—	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Deferred Offering Costs Charged to Additional Paid-In Capital	$25,000	$—	$25,000

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

                    The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $78,926 for the nine months ended September 30, 2008 and a net loss of $83,424 for the period February 22, 2007 (inception) to September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

                    There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

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

                    Advertising Costs

                    Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the nine months ended September 30, 2008.

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

                    Research and Development

                    Research and development costs will be charged to expense in the period incurred. The Company did not incur any research and development costs during the nine months ended September 30, 2008.

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

                    FIN No. 48

                    In June 2006, the FASB issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN No. 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company’s tax returns. FIN No. 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. Fin No. 48 is effective for fiscal years beginning after December 15, 2006, The adoption of this statement have no material impact on the Company’s financial position, results of operations or cash flows.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (Continued)

FSP EITF 00-19-2

                    In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 -	Long-Term Debt

                    On October 5, 2007, the Company issued for aggregate consideration of $40,000, a promissory note in the aggregate principal amount of $40,000. The promissory note has a line of credit of up to $200,000 and is due October 5, 2009, and bears interest at 8% per annum.

                    Maturities of long-term debt are as follows:

During Year Ending:

December 31, 2008	$—

December 31, 2009	40,000

$40,000

NOTE 4 -	Common Stock

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

Results of Operations

During the nine months ended September 30, 2008, we incurred a net loss of $78,926. We have no operations, so our net loss for the fiscal quarter ended are a result of professional services and other expenses.

Revenues

We had no revenues for the fiscal quarter ended September 30, 2008.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008, reflects cash of $7,014, which constitutes 100% of the Company’s assets. Cash from inception to date has been sufficient to provide the operating capital necessary to operate.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $78,926 for the nine months ended September 30, 2008 and a net loss of $83,424 for the period February 22, 2007 (inception) to September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

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

Internal Controls Over Financial Reporting

During the nine months ended September 30, 2008, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph Levi, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certifications of Eliezer Oppenheimer, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Dated: November 10, 2008	By:	/s/ Joseph Levi

	Name:	Joseph Levi
	Title:	President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)