Form 10-K
period 2008-12-31
MUSTANG ALLIANCES
filed 2009-03-30
CIK 1420421

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission file number: 333-148431
MUSTANG ALLIANCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	74-3206736
(State of incorporation)	(I.R.S. Employer Identification No.)

410 Park Avenue, 15th Floor
New York, New York 10022
(Address of principal executive offices)
(888) 251-3422
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐          No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $174,000 based upon $0.06 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of March 27, 2009 was 10,900,000 shares.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Mustang Alliances, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

Mustang Alliances, Inc. (the “Company”) was incorporated on February 22, 2007, in the State of Nevada. We were focused on the business of marketing and selling anti-lock braking systems produced in China to the auto parts and auto manufacturing market of the United States. Since inception, the Company conducted virtually no business other than organizational matters, filing its Registration Statement on Form SB-2, filed with the Securities and Exchange Commission, file number 333-148431(the “Registration Statement”), and filings of periodic reports with the SEC pursuant to the reporting requirements of Securities Exchange Act of 1934, as amended.

On February 22, 2007, we issued an aggregate of 8,000,000 shares of our common stock to our officers and directors for the total consideration of $800.

On January 30, 2008, the “Company commenced its offering of up to a maximum of 4,000,000 shares of common stock at $0.025 per share, pursuant to the Registration Statement. On February 29, 2008, the Company sold 2,800,000 shares of common stock for gross proceeds of $70,000.00 and has determined to close the offering. The sale of the shares represents 26% of the Company’s issued and outstanding shares of common stock.

Business Overview

The Company was focused on the business of marketing and selling anti-lock braking systems produced in China to the auto parts and auto manufacturing market of the United States. Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC. Due to the downturn in new car sales and the worsening economic conditions world wide, the company has had difficulties in effectuating its bussiness plan. These difficulties include an inability to raise cash, a difficulty solidifying a manufacturing deal in China and a decreasing decline of new car sales. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or to acquire. Therefore, the Company is considered a blank check company for purposes of this report. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended, a blank check company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing “penny stock” securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended.

Mustang’s current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into Mustang. In certain instances, a target company may wish to become a subsidiary of Mustang or may wish to contribute or sell assets to Mustang rather than to merge. No assurances can be given that Mustang will be successful in identifying or negotiating with any target company. Mustang seeks to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of Mustang, and the substitution by the target company of its own management and board of directors. No assurances can be given that Mustang will be able to enter into a business combination, or, if Mustang does enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Since its inception on February 22, 2009, Mustang has not engaged in any business operations than organizational matters, filing its Registration Statement on Form SB-2 and filings of periodic reports with the SEC pursuant to the reporting requirements of Securities Exchange Act of 1934, as amended. The current and proposed business activities described herein classify Mustang as a blank check company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company’s limited financial resources and management availability, the Company will continue to be a significant competitive disadvantage vis-a-vis the Company’s competitors.

Regulation and Taxation

The Investment Company Act of 1940 defines an “investment company” as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company’s activities from time to time with a view toward reducing the likelihood the Company could be classified as an “investment company.”

The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Employees

The Company’s only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We currently maintain our corporate offices at 410 Park Avenue, 15th Floor, New York, NY 10022. We do not pay rent for this space because the amount of the space we use at such office is de minimis. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2008, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be traded on the Over-The-Counter Bulletin Board under the ticker symbol MSTG. There has been no active trading in the Company’s securities, and there has been no bid or ask prices quoted.

Holders

As of March 27, 2009, there were 10,900,000 common shares issued and outstanding, which were held by 41 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 25, 2008, we issued 100,000 shares of our common stock to our transfer agent, Island Stock Transfer Inc., in consideration for services rendered, valued in the amount of $6,000. The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2008.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Mustang Alliances, Inc. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation - General

During the next 12 months, the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or promotor of the Company has had any material discussions with any other company with respect to any acquisition of that company.

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.

The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company’s proposed business is sometimes referred to as a “blind pool” because any investors will entrust their investment monies to the Company’s management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company’s potential success is heavily dependent on the Company’s management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another. The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company’s Common Stock. The Company’s funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management’s decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor on their decision to enter a specific transaction.

The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by Management in connection with any acquisition.

The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Sources of Opportunities

The Company anticipates that business opportunities for possible acquisition will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than three hour per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company’s shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company’s anticipation. There is a risk, even after the Company’s participation in the activity and the related expenditure of the Company’s funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company’s officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company’s Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company’s investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company’s then shareholders, including purchasers in this offering.

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired.

Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs therefore incurred in the related investigation would not be recoverable.

Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

Management believes that the Company may be able to benefit from the use of “leverage” in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.

Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2008 reflects cash assets in the amount of $534. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. In addition, the Company had a working capital deficiency of $43,840 at December 31, 2008.

We raised net proceeds of approximately $45,000 in its public offering. Said funds were used to pay the expenses during year ended December 31, 2008.

The focus of Mustang’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. Mustang has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Mustang does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Mustang presently owns no real property and at this time has no intention of acquiring any such property. Mustang’s sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statements have been prepared assuming Mustang will continue as a going concern. Mustang’s recurring losses from operations, stockholders’ deficiency and working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes Mustang will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for Mustang, but cannot assure that such financing will be available on acceptable terms.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Going Concern Consideration

The Company is a shell company. The Company had no revenues and incurred a net loss of $91,106 for the year ended December 31, 2008, and a net loss of $4,498 for the period February 22, 2007 (inception) to December 31, 2007. In addition, the Company had a working capital deficiency of $43,840 at December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending December 31, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the year ended December 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

          SFAS 162

The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy under SFAS 162 is as follows:

•
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants.

•	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

•	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITF topics.

Statement 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Since SFAS 162 is only effective for nongovernmental entities, the GAAP hierarchy will remain in AICPA Statement on Auditing Standards (SAS) No. 69, The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles” in the Independent Auditor’s Report, for state and local governmental entities and federal governmental entities. The Company believes the adoption of this standard will not have a material impact on the financial condition or the results of the Company’s operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mustang Alliances, Inc.

We have audited the accompanying balance sheet of Mustang Alliances, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2008 and the related statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2008, the period February 22, 2007 (inception) to December 31, 2007 and the period February 22, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mustang Alliances, Inc. at December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, the period February 22, 2007 (inception) to December 31, 2007 and the period February 22, 2007 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for the year ended December 31, 2008, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 27, 2009

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2008

ASSETS

Current Assets:
Cash	$534

Total Current Assets	534

Total Assets	$534

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$4,374
Current Portion of Long-Term Debt	40,000

Total Current Liabilities	44,374

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—
Common Stock, $.0001 par value; 500,000,000 shares authorized, 10,900,000 shares issued and outstanding	1,090
Additional Paid-In Capital	50,674
Deficit Accumulated During the Development Stage	(95,604)

Total Stockholders’ Deficiency	(43,840)

Total Liabilities and Stockholders’ Deficiency	$534

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2008	For the Period February 22, 2007 (Inception) to December 31, 2007	For the Period February 22, 2007 (Inception) to December 31, 2008

Net Revenues	$—	$—	$—

Costs and Expenses:
Professional and Consulting Fees	85,726	1,475	87,201
General and Administrative Expenses	2,180	1,104	3,284
Start Up Costs	—	1,145	1,145

Total Costs and Expenses	87,906	3,724	91,630

Operating Loss	(87,906)	(3,724)	(91,630)

Other Income (Expense):
Interest Expense	(3,200)	(774)	(3,974)

Total Other Income (Expense)	(3,200)	(774)	(3,974)

Net Loss	$(91,106)	$(4,498)	$(95,604)

Basic and Diluted Loss Per Share	$(.01)	$(.00)

Weighted Average Common Shares Outstanding	10,493,425	8,000,000

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO DECEMBER 31, 2008

			Additional Paid-In Capital	Deficit Accumulated During the Development Stage
	Common Stock
	Shares	Amount			Total

Balance, February 22, 2007	—	$—	$—	$—	$—

Common Stock Issued to Founders at $.0001 Per Share, February 22, 2007	8,000,000	800	—	—	800

Net Loss for the Period	—	—		(4,498)	(4,498)

Balance, December 31, 2007	8,000,000	800	—	(4,498)	(3,698)

Common Stock Issued to Investors at $.025 Per Share, Net of Offering Costs, February 20, 2008	2,800,000	280	44,684	—	44,964

Common Stock Issued for Services, February 25, 2008	100,000	10	5,990	—	6,000

Net Loss for the Year Ended December 31, 2008	—	—	—	(91,106)	(91,106)

Balance, December 31, 2008	10,900,000	$1,090	$50,674	$(95,604)	$(43,840)

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2008	For the Period February 22, 2007 (Inception) to December 31, 2007	For the Period February 22, 2007 (Inception) to December 31, 2008
Cash Flows from Operating Activities:
Net Loss	$(91,106)	$(4,498)	$(95,604)
Common Stock Issued for Services	6,000	—	6,000
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in Accounts Payable	(1,579)	1,579	—
Increase in Accrued Expenses	3,600	774	4,374

Net Cash Used in Operating Activities	(83,085)	(2,145)	(85,230)

Cash Flows from Investing Activities:	—	—	—

Cash Flows from Financing Activities:
Proceeds of Borrowings	—	40,000	40,000
Proceeds from Sale of Common Stock	70,000	800	70,800
Expense of Offering	(36)	—	(36)
Payments of Deferred Offering Costs	(7,500)	(17,500)	(25,000)

Net Cash Provided by Financing Activities	62,464	23,300	85,764

Increase (Decrease) in Cash	(20,621)	21,155	534

Cash – Beginning of Period	21,155	—	—

Cash – End of Period	$534	$21,155	$534

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Continued)

	For the Year Ended December 31, 2008	For the Period February 22, 2007 (Inception) to December 31, 2007	For the Period February 22, 2007 (Inception) to December 31, 2008
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—
Income Taxes Paid	$—	$—	$—
Supplemental Disclosures of Non-Cash Financing Activities:
Deferred Offering Costs Recorded in Accounts Payable	$—	$7,500	$7,500
Deferred Offering Costs Charged to Additional Paid-In Capital	$25,000	$—	$25,000

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies

                    Organization

                    Mustang Alliances, Inc. (“the Company”) was incorporated on February 22, 2007 under the laws of the State of Nevada.

                    The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company intended to market and sell anti-lock braking systems produced in China to the auto parts and auto manufacturing market in the United States. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or acquire. Accordingly, the Company is now considered a blank check company. There is no assurance, however, that the Company will achieve its objectives or goals.

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

                    Advertising Costs

                    Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the year ended December 31, 2008 and the period February 22, 2007 (inception) to December 31, 2007.

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

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies (Continued)

                    Loss Per Share

                    The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

                    Research and Development

                    Research and development costs will be charged to expense in the period incurred. The Company did not incur any research and development costs during the year ended December 31, 2008 and the period February 22, 2007 (inception) to December 31, 2007.

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

                    Fair Value of Financial Instruments

                    The carrying value of cash and current portion of long-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies (Continued)

                    SFAS 162

                    The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy under SFAS 162 is as follows:

•
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants.

•	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

•	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITF topics.

                    Statement 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Since SFAS 162 is only effective for nongovernmental entities, the GAAP hierarchy will remain in AICPA Statement on Auditing Standards (SAS) No. 69, The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles” in the Independent Auditor’s Report, for state and local governmental entities and federal governmental entities. The Company believes the adoption of this standard will not have a material impact on the financial condition or the results of the Company’s operations.

NOTE 2 -	Going Concern

                    The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $91,106 for the year ended December 31, 2008, and a net loss of $4,498 for the period February 22, 2007 (inception) to December 31, 2007. In addition, the Company had a working capital deficiency of $43,840 at December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

                    There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

                    The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -	Going Concern (Continued)

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

                    In February 2008 the Company issued 100,000 shares of common stock at $.06 per share for services.

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

NOTE 7 -	Income Taxes

                    At December 31, 2008, the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $93,000, which may be applied against future taxable income, if any, from 2027 to 2028. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

                    At December 31, 2008, the Company had a deferred tax asset of approximately $31,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Tate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $30,000 for the year ended December 31, 2008.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management acknowledges its responsibility for establishing and maintaining adequate internal controls over financial reporting. We are not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, but intend to commence shortly the system and process of documentation and evaluation needed to comply with Section 404.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

During the year ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held

Joseph Levi	27	Director, Chairman, President and Chief Executive Officer
c/o Mustang Alliances, Inc
410 Park Ave., 15th Floor,
New York, NY 10022

Eleizer Oppenheimer	37	Director, Secretary
c/o Mustang Alliances, Inc.
410 Park Avenue, 15th Floor,
New York, NY 10022

Mr. Joseph Levi currently owns and operates his own consulting firm Levi Consulting specializing in inventory management based ERP systems since the beginning of 2003. Prior to starting his own consulting business in Jerusalem, Israel, Mr. Levi worked as a programmer for Kedumin, a furniture manufacturing company, during the period of 1999 through the fall of 2002. During the years of 1996 through 1999, Mr. Levi received a B.A. degree in computer programming from Bar Ilan University in Tel Aviv, Israel.

Mr. Eliezer Oppenheimer is currently a freelance computer programmer specializing in Java programming for various companies in central Israel including, Elyon Manufacturing, Rehut Systems and Macaabi Consulting Mr. Oppenheimer has been working in this capacity since the fall of 2003. From June, 2001 through the summer of 2003, Mr. Oppenheimer served as a private instructor for college students seeking to improve their programming skills. Additionally, Mr. Oppenheimer is attending Hebrew University and anticipates graduating with a Bachelor s degree in computer science in the spring of 2008.

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2008, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Wolinetz, Lafazan & Company, P.C., an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation.

Summary Compensation

Since our incorporation on February 22, 2007, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such. We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on February 22, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on February 22, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 27, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 10,900,000 shares of our common stock issued and outstanding as of March 27, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Mustang Alliances, Inc., 410 Park Avenue, 15th Floor, New York NY 10022.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Israel Levi	7,500,000	68.8%
Eleizer Oppenheimer	500,000	4.5%
All directors and executive officers as a group (two persons)	8,000,000	73.3%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 23, 2007 by action taken by our board of directors, we issued 7,500,000 shares of our common stock to Joseph Levi, our President, Chief Executive Officer, Chairman, and Director. The shares were issued in consideration for the payment of a purchase price equal to the par value of the shares, $0.0001 per share, which amounted in the aggregate to $750. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Mr. Levi was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On February 23, 2007 by action taken by our board of directors, we issued 500,000 shares of our common stock to Eliezer Oppenheimer, our Secretary and Director. The shares were issued in consideration for the payment of a purchase price equal to the par value of the shares, $0.0001 per share, which amounted in the aggregate to $50. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Mr. Oppenheimer was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2008	Period From February 22, 2007 (Inception) to December 31, 2007
Audit Fees	$15,500	$10,000
Audit Related Fees	$0	$0
Tax Fees	$500	$0
All Other Fees	$0	$0
As of December 31, 2008, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibit	Description

3.1
Articles of Incorporation of Registrant (filed as Exhibit 3.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 2, 2008 and declared effective on January 30, 2008, file no. 333-148431).

3.2
By-Laws of Registrant (filed as Exhibit 3.2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 2, 2008 and declared effective on January 30, 2008, file no. 333-148431).

4.1
Specimen Common Stock certificate (filed as Exhibit 4.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 2, 2008 and declared effective on January 30, 2008, file no. 333-148431).

4.2
Promissory Note executed October 4, 2007, by the Registrant in favor of Frist Line Capital LLC (filed as Exhibit 4.2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 2, 2008 and declared effective on January 30, 2008, file no. 333-148431).

10.1
License Agreement, dated November 30, 2007, by and between the Registrant and Chongqing Jeneng ABS Corporation (filed as Exhibit 10.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 2, 2008 and declared effective on January 30, 2008, file no. 333-148431).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith).

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2009

MUSTANG ALLIANCES, INC.
By:	/s/ Joseph Levi
Name: Joseph Levi
Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)
          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2009	By:	/s/ Joseph Levi
Name: Joseph Levi
Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)
Date: March 27, 2009	By:	/s/ Eleizer Oppenheimer
Name: Eleizer Oppenheimer
Title: Secretary and Director