Form 10-K/A
period 2008-12-31
MUSTANG ALLIANCES
filed 2009-04-02
CIK 1420421

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Amendment No.1

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

The number of shares of the issuer’s common stock issued and outstanding as of March 31, 2009 was 10,900,000 shares.

Documents Incorporated By Reference:  None

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-K (the “Original Filing”) for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 30, 2009. This Amendment is being filed because the Original Filing inadvertently failed to include the balance sheet information as of December 31, 2007, as required pursuant to Rule 8-02 of Regulation S-X.  For convenience and ease of reference, this Amendment contains only Item 8, the Financial Statements and footnotes thereto. As a result of this Amendment, the certifications made pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.

This Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing, and, accordingly, this Amendment should be read in conjunction with the Original Filing.

PART II

Item 8.                      Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mustang Alliances, Inc.

We have audited the accompanying balance sheets of Mustang Alliances, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2008, the period February 22, 2007 (inception) to December 31, 2007 and the period February 22, 2007 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mustang Alliances, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period February 22, 2007 (inception) to December 31, 2007 and the period February 22, 2007 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 27, 2009

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	December 31,
	2008	2007
Current Assets:
Cash	$534	$21,155
Total Current Assets	534	21,155
Deferred Offering Costs	-	25,000
Total Assets	$534	$46,155

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts Payable	$-	$9,079
Accrued Expenses	4,374	774
Current Portion of Long-Term Debt	40,000	-
Total Current Liabilities	44,374	9,853
Long-Term Debt	-	40,000
Total Liabilities	44,374	49,853

Commitments and Contingencies
Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, issued and outstanding 8,000,000 shares in 2007 and 10,900,000 shares in 2008 outstanding	1,090	800
Additional Paid-In Capital	50,674	-
Deficit Accumulated During the Development Stage	(95,604)	(4,498)
Total Stockholders’ Deficiency	(43,840)	(3,698)
Total Liabilities and Stockholders’ Deficiency	$534	$46,155

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

Date: March 31, 2009

MUSTANG ALLIANCES, INC.

By.	/s/ Joseph Levi
Name:	Joseph Levi
Title:	President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	By.	/s/ Joseph Levi
	Name:	Joseph Levi
	Title:	President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

Date: March 31, 2009	By.	/s/ Eleizer Oppenheimer
	Name:	Eleizer Oppenheimer
	Title:	Secretary and Director