Form 10-Q
period 2009-03-31
MUSTANG ALLIANCES
filed 2009-05-13
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 11, 2009, 10,900,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Current Assets:
Cash	$534	$534

Total Current Assets	534	534

Total Assets	$534	$534

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$15,674	$4,374
Current Portion of Long-Term Debt	40,000	40,000

Total Current Liabilities	55,674	44,374

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 10,900,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	1,090	1,090
Additional Paid-In Capital	50,674	50,674
Deficit Accumulated During the Development Stage	(106,904)	(95,604)

Total Stockholders’ Deficiency	(55,140)	(43,840)

Total Liabilities and Stockholders’ Deficiency	$534	$534

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

			For the Period
	For the	For the	February 22, 2007
	Quarter Ended	Quarter Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional and Consulting Fees	10,500	5,475	97,701
General and Administrative Expenses	-	956	3,284
Start Up Costs	-	-	1,145

Total Costs and Expenses	10,500	6,431	102,130

Operating Loss	(10,500)	(6,431)	(102,130)

Other Income (Expense):
Interest Expense	(800)	(800)	(4,774)

Net Loss	$ (11,300)	$ (7,231)	$ (106,904)

Basic and Diluted Loss Per Share	$ ( .00)	$ ( .00)

Weighted Average Common Shares
Outstanding	10,900,000	9,230,769

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO MARCH 31, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, February 22, 2007	-	$-	$-	$-		$-

Common Stock Issued to Founders at $.0001 Per Share, February 22, 2007	8,000,000	800	-	-		800

Net Loss for the Period	-	-	-	(4,498)		(4,498)

Balance, December 31, 2007	8,000,000	800	-	(4,498)		(3,698)

Common Stock Issued to Investors at $.025 Per Share, Net of Offering Costs, February 20, 2008	2,800,000	280	44,684	-		44,964

Common Stock Issued for Services, February 25, 2008	100,000	10	5,990	-		6,000

Net Loss for the Year Ended December 31, 2008	-	-	-	(91,106)		(91,106)

Balance, December 31, 2008	10,900,000	1,090	50,674	(95,604)		(43,840)

Net Loss for the Quarter Ended March 31, 2009 (Unaudited)	-	-	-	(11,300)		(11,300)

Balance, March 31, 2009 (Unaudited)	10,900,000	$1,090	$50,674	$(106,904)	$	(55,140)

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
	For the	For the	February 22, 2007
	Quarter Ended	Quarter Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Cash Flows from Operating Activities:
Net Loss	$ (11,300)	$ (7,231)	$(106,904)
Common Stock Issued for Services	-	-	6,000
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Accounts Payable	-	(8,604)	-
Increase in Accrued Expenses	11,300	800	15,674

Net Cash Used in Operating Activities	-	(15,035)	(85,230)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	-	-	40,000
Proceeds from Sale of Common Stock	-	70,000	70,800
Payments of Deferred Offering Costs	-	-	(25,500)
Expenses of Offering	-	(36)	(36)

Net Cash Provided by Financing Activities	-	69,964	85,764

Increase in Cash	-	54,929	534

Cash – Beginning of Period	534	21,155	-

Cash – End of Period	$534	$76,084	$534
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Deferred Offering Costs Charged to Additional Paid-In Capital	$-	$25,000	$25,000
Deferred Offering Costs Recorded in Accounts Payable	$-	$-	$7,500

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $11,300 for the three months ended March 31, 2009 and a net loss of $106,904 for the period February 22, 2007 (inception) to March 31, 2009.  In addition, the Company has a working capital deficiency of $55,140 and a stockholders' deficit of $55,140 at March 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - Long-Term Debt

On October 5, 2007, the Company issued for aggregate consideration of $40,000, a promissory note in the aggregate principal amount of $40,000.  The promissory note has a line of credit of up to $200,000 and is due October 5, 2009, and bears interest at 8% per annum.

NOTE 3 - Common Stock

In February 2007 the Company issued 8,000,000 shares of common stock at $.0001 per share to the Founders of the Company for $800.

In February 2008 the Company sold 2,800,000 shares of common stock at $.025 per share pursuant to its public offering.  The Company received net proceeds of $44,964.

In February 2008 the Company issued 100,000 shares of common stock at $.06 per share for services.

NOTE 4 - Preferred Stock

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

For a description of such risks and uncertainties refer to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

Mustang Alliances, Inc. was incorporated on February 22, 2007, in the State of Nevada. The Company was focused on the business of marketing and selling anti-lock braking systems produced in China to the auto parts and auto manufacturing market of the United States. Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC. Due to the downturn in new car sales and the worsening economic conditions world wide, the company has had difficulties in effectuating its business plan. These difficulties include an inability to raise cash, a difficulty solidifying a manufacturing deal in China and a decreasing decline of new car sales. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or to acquire. Therefore, the Company is considered a blank check company for purposes of this report. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended, a blank check company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing “penny stock” securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended.

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

Since its inception on February 22, 2007, Mustang has not engaged in any business operations than organizational matters, filing its Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, file number 333-148431 (the “Registration Statement”) and filings of periodic reports with the SEC pursuant to the reporting requirements of Securities Exchange Act of 1934, as amended. The current and proposed business activities described herein classify Mustang as a blank check company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

Plan of Operation

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

Liquidity and Capital Resources

Our balance sheet as of March 31, 2009 reflects that the Company had $534 in cash. The Company had no revenues and incurred a net loss of $11,300 for the three months ended March 31, 2009 and a net loss of $106,904 for the period February 22, 2007 (inception) to March 31, 2009.  In addition, the Company has a working capital deficiency of $55,140 and a stockholders' deficit of $55,140 at March 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $11,300 for the three months ended March 31, 2009 and a net loss of $106,904 for the period February 22, 2007 (inception) to March 31, 2009.  In addition, the Company has a working capital deficiency of $55,140 and a stockholders' deficit of $55,140 at March 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next three months or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officers.

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

Item 1A.	Risk Factors.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Dated: May 13, 2009	By:	/s/ Joseph Levi
Name: Joseph Levi
Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 13, 2009	By:	/s/ Joseph Levi
Name: Joseph Levi
Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Dated: May 13, 2009	By:	/s/ Eliezer Oppenheimer
Name: Eliezer Oppenheimer
Title: Secretary and Director