Form 10-Q
period 2009-06-30
MUSTANG ALLIANCES
filed 2009-08-14
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

As of August 12, 2009, 10,900,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$593	$534

Total Current Assets	593	534

Total Assets	$593	$534

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$7,715	$4,374
Current Portion of Long-Term Debt	54,100	40,000

Total Current Liabilities	61,815	44,374

Commitments and Contingencies

Stockholders’ Deficiency:

Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.0001 par value; 500,000,000 shares authorized, 10,900,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	1,090	1,090
Additional Paid-In Capital	50,674	50,674
Deficit Accumulated During the Development Stage	(112,986)	(95,604)

Total Stockholders’ Deficiency	(61,222)	(43,840)

Total Liabilities and Stockholders’ Deficiency	$593	$534

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,		For the Quarter Ended June 30,		February 22, 2007 (Inception) To June 30, 2009
	2009	2008	2009	2008

Net Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
Professional Fees	14,500	14,950	4,000	9,475	101,701
General and Administrative Expenses	1,140	1,447	1,140	491	4,424
Start Up Costs	—	—	—	—	1,145

Total Costs and Expenses	15,640	16,397	5,140	9,966	107,270

Operating Loss	(15,640)	(16,397)	(5,140)	(9,966)	(107,270)

Other Income (Expense):
Interest Expense	(1,742)	(1,600)	(942)	(800)	(5,716)

Net Loss	$(17,382)	$(17,997)	$(6,082)	$(10,766)	$(112,986)

Basic and Diluted Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	10,900,000	10,015,385	10,900,000	10,800,000

The accompanying notes are an integral part of the financial statements.

MUSTANG ALLIANCES, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO JUNE 30, 2009

			Additional Paid-In Capital	Deficit Accumulated During the Development Stage

	Common Stock
	Shares	Amount			Total

Balance, February 22, 2007	—	$—	$—	$—	$—

Common Stock Issued to Founders at $.0001 Per Share	8,000,000	800	—	—	800

Net Loss for the Period	—	—	—	(4,498)	(4,498)

Balance, December 31, 2007	8,000,000	800	—	(4,498)	(3,698)

Common Stock Issued to Investors at $.025 Per Share, Net of Offering Costs	2,800,000	280	44,684	—	44,964

Common Stock Issued for Services, February 25, 2008	100,000	10	5,990	—	6,000

Net Loss for the Year Ended December 31, 2008	—	—	—	(91,106)	(91,106)

Balance, December 31, 2008	10,900,000	1,090	50,674	(95,604)	(43,840)

Net Loss for the Six Months Ended June 30, 2009 (Unaudited)	—	—	—	(17,382)	(17,382)

Balance, June 30, 2009 (Unaudited)	10,900,000	$1,090	$50,674	$(112,986)	$(61,222)

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period February 22, 2007 (Inception) to June 30, 2009
	For the Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(17,382)	$(17,997)	$(112,986)
Common Stock Issued for Services	—	—	6,000
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Accounts Payable	—	(1,579)	—
Increase in Accrued Expenses	3,341	1,600	7,715

Net Cash Used in Operating Activities	(14,041)	(17,976)	(99,271)

Cash Flows from Investing Activities:	—	—	—

Cash Flows from Financing Activities:
Proceeds of Borrowings	14,100	—	54,100
Proceeds from Sale of Common Stock	—	70,000	70,800
Payments of Deferred Offering Costs	—	(7,500)	(25,000)
Expenses of Offering	—	(36)	(36)

Net Cash Provided by Financing Activities	14,100	62,464	99,864

Increase in Cash	59	44,488	593

Cash – Beginning of Period	534	21,155	—

Cash – End of Period	$593	$65,643	$593

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—
Income Taxes Paid	$—	$—	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Deferred Offering Costs Charged to Additional Paid-In Capital	$—	$25,000	$25,000
Deferred Offering Costs Recorded in Accounts Payable	$—	$—	$7,500

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $17,382 for the six months ended June 30, 2009 and a net loss of $112,986 for the period February 22, 2007 (inception) to June 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the quarter ended June 30, 2009 the Company borrowed $14,100 for working capital purposes.  There can be no assurances that the Company will be able to raise the additional funds it requires.

            The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

 MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -         Long-Term Debt

On October 5, 2007, the Company issued for aggregate consideration of $40,000, a promissory note in the aggregate principal amount of $40,000.  The promissory note has a line of credit of up to $200,000 and is due October 5, 2009, and bears interest at 8% per annum.  The Company borrowed $14,100 on its line of credit during the quarter ended June 30, 2009.

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

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Quarterly Report is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.

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

The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than three hours per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

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

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then shareholders, including purchasers in this offering.

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

Liquidity and Capital Resources

Our balance sheet as of June 30, 2009 reflects that the Company had $593 in cash. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues and incurred a net loss of $17,382 for the six months ended June 30, 2009 and a net loss of $112,986 for the period February 22, 2007 (inception) to June 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $17,382 for the six months ended June 30, 2009 and a net loss of $112,986 for the period February 22, 2007 (inception) to June 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2009.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Dated: August 13, 2009	By:	/s/ Joseph Levi
	Name:	Joseph Levi
	Title:	President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 13, 2009	By:	/s/ Joseph Levi
	Name:	Joseph Levi
	Title:	President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Dated: August 13, 2009	By:	/s/ Eliezer Oppenheimer
	Name:	Eliezer Oppenheimer
	Title:	Secretary and Director