Form 10-Q
period 2009-09-30
MUSTANG ALLIANCES
filed 2009-11-16
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No 

 As of November 12, 2009, 10,800,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.           Financial Statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Current Assets:
Cash	$594	$534

Total Current Assets	594	534

Total Assets	$594	$534

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)

Current Liabilities:
Accrued Expenses	$10,839	$4,374
Current Portion of Long-Term Debt	-	40,000

Total Current Liabilities	10,839	44,374

Long-Term Debt, Net of Current Portion	56,400	-

Total Liabilities	67,239	44,374

Commitments and Contingencies

Stockholders’ (Deficiency):
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 10,900,000 shares issued and outstanding
at September 30, 2009 and December 31, 2008	1,090	1,090
Additional Paid-In Capital	50,674	50,674
Deficit Accumulated During the Development Stage	(118,409)	(95,604)

Total Stockholders’ (Deficiency)	(66,645)	(43,840)

Total Liabilities and Stockholders’ (Deficiency)	$594	$534

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the		For the		For the Period
	Nine Months Ended		Quarter Ended		February 22, 2007
	September 30,		September 30,		(Inception) To
	2009	2008	2009	2008	September 30, 2009

Net Revenues	$-	$-	$-	$-	$-

Costs and Expenses:
Professional and Consulting Fees	18,500	74,926	4,000	59,976	105,701
General and Administrative Expenses	1,440	1,600	300	153	4,724
Start Up Costs	-	-	-	-	1,145

Total Costs and Expenses	19,940	76,526	4,300	60,129	111,570

Operating Loss	(19,940)	(76,526)	(4,300)	(60,129)	(111,570)

Other Income (Expense):
Interest Expense	(2,865)	(2,400)	(1,123)	(800)	(6,839)

Total Other Income (Expense)	(2,865)	(2,400)	(1,123)	(800)	(6,839)

Net Loss	$(22,805)	$(78,926)	$(5,423)	$(60,929)	$(118,409)

Basic and Diluted Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	10,900,000	10,278,179	10,900,000	10,800,000

The accompanying notes are an integral part of the financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO SEPTEMBER 30, 2009
(Unaudited)

				Deficit
			Additional	Accumulated During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, February 22, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at
$.0001 Per Share, February 22, 2007	8,000,000	800	-	-	800

Net Loss for the Period	-	-	-	(4,498)	(4,498)

Balance, December 31, 2007	8,000,000	800	-	(4,498)	(3,698)

Common Stock Issued to Investors at
$.025 Per Share, Net of Offering
Costs, February 20, 2008	2,800,000	280	44,684	-	44,964

Common Stock Issued for Services,
February 25, 2008	100,000	10	5,990	-	6,000

Net Loss for the Year Ended
December 31, 2008	-	-	-	(91,106)	(91,106)

Balance, December 31, 2008	10,900,000	1,090	50,674	(95,604)	(43,840)

Net Loss for the Nine Months Ended
September 30, 2009 (Unaudited)	-	-	-	(22,805)	(22,805)

Balance, September 30, 2009 (Unaudited)	10,900,000	$1,090	$50,674	$(118,409)	$(66,645)

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the		For the Period
	Nine Months Ended		February 22, 2007
	September 30,		(Inception) to
	2009	2008	September 30, 2009
Cash Flows from Operating Activities:
Net Loss	$(22,805)	$(78,926)	$(118,409)
Common Stock Issued for Services	-	-	6,000
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Accounts Payable	-	(1,579)	-
Increase in Accrued Expenses	6,465	3,900	10,839

Net Cash Used in Operating Activities	(16,340)	(76,605)	(101,570)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	16,400	-	56,400
Proceeds from Sale of Common Stock	-	70,000	70,800
Payments of Deferred Offering Costs	-	(7,500)	(25,000)
Expenses of Offering	-	(36)	(36)

Net Cash Provided by Financing Activities	16,400	62,464	102,164

Increase (Decrease) in Cash	60	(14,141)	594

Cash – Beginning of Period	534	21,155	-

Cash – End of Period	$594	$7,014	$594

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
Deferred Offering Costs Charged to Additional
Paid-In Capital	$25,000	$-	$25,000

Deferred Offering Costs Recorded in Accounts
Payable	$-	$-	$7,500

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $22,805 for the nine months ended September 30, 2009 and a net loss of $118,409 for the period February 22, 2007 (inception) to September 30, 2009.  In addition, the Company had a working capital deficiency of $10,245 at September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the quarter ended September 30, 2009 the Company borrowed $2,300 for working capital purposes.  There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -    Long-Term Debt

On October 5, 2007, the Company issued for aggregate consideration of $40,000, a promissory note in the aggregate principal amount of $40,000.  The promissory note has a line of credit of up to $200,000 and is due October 5, 2009, and bears interest at 8% per annum.  The Company borrowed $2,300 on its line of credit during the quarter ended September 30, 2009 (see Note 5).

NOTE 3 -    Common Stock

In February 2007 the Company issued 8,000,000 shares of common stock at $.0001 per share to the Founders of the Company for $800.

In February 2008 the Company sold 2,800,000 shares of common stock at $.025 per share pursuant to its public offering.  The Company received net proceeds of $44,964.

In February 2008 the Company issued 100,000 shares of common stock valued at $.06 per share for services rendered.  The Company recorded stock based compensation expense of $6,000 in connection with this issuance.

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

NOTE 5 -    Subsequent Events

During November 2009, the holder of the Company's promissory note in connection with its line of credit, extended the due date of the Note until October 5, 2011.  The note continues to bear interest at the rate of 8% per annum (see Note 2).

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

Business Overview

Mustang Alliances, Inc. was incorporated on February 22, 2007, in the State of Nevada. The Company was focused on the business of marketing and selling anti-lock braking systems produced in China to the auto parts and auto manufacturing market of the United States. Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC. Due to the downturn in new car sales and the worsening economic conditions world wide, the Company has had difficulties in effectuating its business plan. These difficulties include an inability to raise cash, a difficulty solidifying a manufacturing deal in China and a decrease in new car sales. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or to acquire. Therefore, the Company is considered a blank check company for purposes of this report. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended, a blank check company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing “penny stock” securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended.

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

Since its inception on February 22, 2007, Mustang has not engaged in any business operations other than organizational matters, filing its Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, file number 333-148431 (the “Registration Statement”) and filings of periodic reports with the SEC pursuant to the reporting requirements of Securities Exchange Act of 1934, as amended. The current and proposed business activities described herein classify Mustang as a blank check company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

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

 Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company’s common stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company’s investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

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

Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred. Management believes that the Company may be able to benefit from the use of “leverage” in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.

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

Results of Operations For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 30, 2009, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company did not generate any revenues for the three (3) months ended September 30, 2009 and 2008. We are not expecting to generate any revenues in the future.

During the nine (9) months ended September 30, 2009 and 2008, total operating expenses were $19,940 and $76,526, respectively, which were primarily the result of professional fees associated with fulfilling the Company’s SEC reporting requirements and consulting fees.

Net loss

During the nine (9) months ended September 30, 2009 and 2008, the net loss was 22,805 and $78,926, respectively.

Liquidity and Capital Resources

As of September 30, 2009, the Company had cash in the amount of $594.

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $22,805 for the nine months ended September 30, 2009 and a net loss of $118,409 for the period February 22, 2007 (inception) to September 30, 2009.  In addition, the Company had a working capital deficiency of $10,245 at September 30, 2009.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $22,805 for the nine months ended September 30, 2009 and a net loss of $118,409 for the period February 22, 2007 (inception) to September 30, 2009.  In addition, the Company had a working capital deficiency of $10,245 at September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T).  Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officer.

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

None

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2009.

Item 5.   Other Information.

On November 9, 2009, the Company entered into Amended and Restated Promissory Note with First Line Capital LLC (the “Note”), which amends and replaces the previous Promissory Note dated October 9, 2007 in its entirety. The Note provides that until the second anniversary of the date of the Note, upon at least two (2) business days' prior written notice to the holder, the Company may borrow from the holder, from time to time, any amount in increments of up to $50,000; provided, however, that the aggregate principal amount outstanding under the Note shall not exceed $200,000 at any given time.  The note bears an interest rate of 8% per annum, beginning on the date of the Note until the Note is paid in full. The principal amount of the Note and all accrued and unpaid interest is due and payable on October 5, 2011.

Item 6.      Exhibits

Exhibit No.	Description
4.2	Amended and Restated Promissory Note, dated November 9, 2009, made by Mustang Alliances, Inc. in favor of First Line Capital LLC.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Dated: November 13, 2009	By:	/s/Joseph Levi
Name: Joseph Levi
Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 13, 2009	By:	/s/ Joseph Levi
Name: Joseph Levi
Title: President, Chief Executive Officer,Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Dated: November 13, 2009	By:	/s/ Eliezer Oppenheimer
Name: Eliezer Oppenheimer
Titl:e Secretary and Director