Form 10-K
period 2009-12-31
MUSTANG ALLIANCES
filed 2010-03-26
CIK 1420421

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No ☒

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
Yes ☒ No 

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

The number of shares of the issuer’s common stock issued and outstanding as of March 23, 2010 was 10,900,000 shares.

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

Business Overview

The Company was focused on the business of marketing and selling anti-lock braking systems produced in China to the auto parts and auto manufacturing market of the United States. Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or to acquire. Therefore, the Company is considered a blank check company for purposes of this report. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended, a blank check company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended.

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

Since its inception on February 22, 2007, Mustang has not engaged in any business operations other than organizational matters, filing its Registration Statement on Form SB-2 and filings of periodic reports with the SEC pursuant to the reporting requirements of Securities Exchange Act of 1934, as amended.  The current and proposed business activities described herein classify Mustang as a blank check company.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities.

While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

 The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Employees

The  Company's  only  employees  at the  present  time  are  its  officers  and directors,  who will devote as much time as the Board of Directors  determine is necessary to carry out the affairs of the Company.

Item 1A.      Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

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

Item 4.         Removed and Reserved

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be traded on the Over-The-Counter Bulletin Board under the ticker symbol MSTG. There has been no active trading in the Company’s securities, and there has been no bid or ask prices quoted.

Holders

As of March 23, 2010, there were 10,900,000 common shares issued and outstanding, which were held by 41 stockholders of record.

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

During the period ending December 31, 2009, we did not sell any unregistered securities.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any equity securities during the fiscal year ended December 31, 2009.

Item 6.         Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

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

Plan of Operation

During the next 12 months, the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another. The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor on their decision to enter a specific transaction.

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

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's anticipation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

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

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business.  On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the  Company's  officers  and  directors  may,  as  part  of  the  terms  of the acquisition  transaction,  resign and be replaced by new officers and  directors without a vote of the Company's shareholders.

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

The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.

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

Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity.   Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.

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

Liquidity and Capital Resources

Our balance sheet as of December 31, 2009 reflects cash assets in the amount of $604. Cash and cash equivalent from inception to date have been sufficient to provide the operating capital necessary to operate to date. In addition, the Company had a working capital deficiency of $17,379 at December 2009. On October 5, 2007, the Company issued for aggregate consideration of $40,000, a promissory note in the aggregate principal amount of $40,000. The promissory note has a line of credit of up to $200,000 and was due October 5, 2009, and bears interest at 8% per annum. During November 2009, the holder of the Company's promissory note in connection with its line of credit, extended the due date of the Note until October 5, 2011. The note continues to bear interest at the rate of 8% per annum.

The focus of Mustang’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. Mustang has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Mustang does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Mustang presently owns no real property and at this time has no intention of acquiring any such property. Mustang’s major expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statements have been prepared assuming Mustang will continue as a going concern. Mustang’s recurring losses from operations, stockholders' deficiency and working capital deficiency and lack of revenue generating operations, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and has incurred a net loss of $29,939 for the year ended December 31, 2009 and a cumulative net loss of $125,543 for the period February 22, 2007 (inception) to December 31, 2009.  In addition, the Company had a working capital deficiency of $17,379 and a stockholders' deficiency of $73,779 at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item 7A.

Item 8.         Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mustang Alliances, Inc.

We have audited the accompanying balance sheets of Mustang Alliances, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficiency and cash flows for the years ended December 31, 2009 and 2008, and the period February 22, 2007 (inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mustang Alliances, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the period February 22, 2007 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company, has incurred a cumulative net loss since inception, and has a working capital deficiency and stockholders' deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 25, 2010

 MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	December 31,
	2009	2008
Current Assets:
Cash	$604	$534

Total Current Assets	604	534

Total Assets	$604	$534

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$9,253	$4,374
Current Portion of Long-Term Debt	-	40,000
Loan Payable	8,730	-

Total Current Liabilities	17,983	44,374

Long-Term Debt	56,400	-

Total Liabilities	74,383	44,374

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, issued and outstanding 10,900,000 shares issued and outstanding
at December 31, 2009 and 2008, respectively	1,090	1,090
Additional Paid-In Capital	50,674	50,674
Deficit Accumulated During the Development Stage	(125,543)	(95,604)

Total Stockholders’ Deficiency	(73,779)	(43,840)

Total Liabilities and Stockholders’ Deficiency	$604	$534

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	For the Year Ended December 31,		For the Period February 22, 2007 (Inception) to December 31,
	2009	2008	2009

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional and Consulting Fees	23,500	85,726	110,701
General and Administrative Expenses	2,359	2,180	5,643
Start Up Costs	-	-	1,145

Total Costs and Expenses	25,859	87,906	117,489

Operating Loss	(25,859)	(87,906)	(117,489)

Other (Expense):
Interest Expense	(4,080)	(3,200)	(8,054)

Total Other (Expense)	(4,080)	(3,200)	(8,054)

Net Loss	$(29,939)	$(91,106)	$(125,543)

Basic and Diluted Loss Per Share	$(.00)	$(.01)

Weighted Average Common Shares Outstanding	10,900,000	10,493,425

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO DECEMBER 31, 2009

				Deficit
			Additional	Accumulated During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, February 22, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders
at $.0001 Per Share, February 22, 2007	8,000,000	800	-	-	800

Net Loss for the Period	-	-		(4,498)	(4,498)

Balance, December 31, 2007	8,000,000	800	-	(4,498)	(3,698)

Common Stock Issued to Investors at $.025
Per Share, Net of Offering Costs,
February 20, 2008	2,800,000	280	44,684	-	44,964

Common Stock Issued for Services,
February 25, 2008	100,000	10	5,990	-	6,000

Net Loss for the Year Ended
December 31, 2008	-	-	-	(91,106)	(91,106)

Balance, December 31, 2008	10,900,000	1,090	50,674	(95,604)	(43,840)

Net Loss for the Year Ended
December 31, 2009	-	-	-	(29,939)	(29,939)

Balance, December 31, 2009	10,900,000	$1,090	$50,674	$(125,543)	$(73,779)

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the Year Ended December 31,		For the Period February 22, 2007 (Inception) to December 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net Loss	$(29,939)	$(91,106)	$(125,543)
Common Stock Issued for Services	-	6,000	6,000
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Changes in Assets and Liabilities:
(Decrease) in Accounts Payable	-	(1,579)	-
Increase in Accrued Expenses	4,879	3,600	9,253

Net Cash Used in Operating Activities	(25,060)	(83,085)	(110,290)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	25,130	-	65,130
Proceeds from Sale of Common Stock	-	70,000	70,800
Expense of Offering	-	(36)	(36)
Payments of Deferred Offering Costs	-	(7,500)	(25,000)

Net Cash Provided by Financing Activities	25,130	62,464	110,894

Increase (Decrease) in Cash	70	(20,621)	604

Cash – Beginning of Period	534	21,155	-

Cash – End of Period	$604	$534	$604

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Disclosures of Non-Cash Financing Activities:
Deferred Offering Costs Recorded in Accounts Payable	$-	$-	$7,500
Deferred Offering Costs Charged to Additional Paid-In
Capital	$-	$25,000	$25,000

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -       Summary of Significant Accounting Policies

Organization

Mustang Alliances, Inc. (“the Company”) was incorporated on February 22, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company.  The Company originally intended to market and sell anti-lock braking systems produced in China to the auto parts and auto manufacturing market in the United States.  The Company has since abandoned its business plan and is now seeking an operating company with which to merge or acquire.  Accordingly, the Company is now considered a blank check company.  There is no assurance, however, that the Company will achieve its objectives or goals.

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

Advertising Costs

Advertising costs will be charged to operations when incurred.  The Company did not incur any advertising costs during the years ended December 31, 2009 and 2008 and the period February 22, 2007 (inception) to December 31, 2009.

Income Taxes

The Company accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Research and Development

Research and development costs will be charged to expense in the period incurred.  The Company did not incur any research and development costs during the year ended December 31, 2009 and 2008 and the period February 22, 2007 (inception) to December 31, 2009.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and loans payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification 105, "Generally Accepted Accounting Principles" ("ASC 105"). On July 1, 2009, the FASB completed ASC 105 as the single source of authoritative U.S. generally accepted accounting principles ("GAAP"), superseding all then-existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants. ASC 105 reorganizes the authoritative literature comprising U.S. GAAP into a topical format that eliminates the current GAAP hierarchy. ASC 105 is effective for the Company in its year ended December 31, 2009. ASC 105 is not intended to change U.S. GAAP and will have no impact on the Company's consolidated financial position, results of operations or cash flows. However, since it completely supersedes existing standards, it will affect the way the Company references authoritative accounting pronouncements in its financial statements and other disclosure documents.

Subsequent Events

In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events. In accordance with this standard, the Company evaluated subsequent events through March 25, 2010.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -        Going Concern

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and has incurred a net loss of $29,939 for the year ended December 31, 2009 and a cumulative net loss of $125,543 for the period February 22, 2007 (inception) to December 31, 2009.  In addition, the Company had a working capital deficiency of $17,379 and a stockholders' deficiency of $73,779 at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 -       Fair Value

Fair Value Measurement

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -       Fair Value (Continued)

Fair Value Measurement (Continued)

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.
•	Level 2 inputs are inputs (other than quoted prices included within level 1) that are observable for the assets or liability, either directly or indirectly.
•
Level 3 are unobservable inputs for the assets or liability and rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability.  (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

	Level 1	Level 2	Level 3	Level 4
Assets
Cash and cash equivalents	$604	$-	$-	$4,128

Totals	$604	$-	$-	$4,128

Liabilities
Notes payable	$56,400	$-	$-	$56,400
Loan payable	8,730	$-	$-	8,730

Totals	$65,130	$-	$-	$65,130

Fair Value Option

FASB ASC 825, Financial Instruments, provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attributable for certain financial assets and liabilities.  Changes in fair value are recognized in earnings as they occur for those assets and liabilities for which the election is made.  The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company did not elect the fair value option for any of its financial assets or liabilities, and therefore, there was no impact on the Company's financial position, results of operations or cash flows.

NOTE 4 -       Loans Payable

Loans payable consist of various advances made to the Company during the fourth quarter of 2009, bearing interest at 8% per annum and payable on demand.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -        Long-Term Debt

On October 5, 2007, the Company issued for aggregate consideration of $40,000, a promissory note in the aggregate principal amount of $40,000.  The promissory note has a line of credit of up to $200,000 and was due October 5, 2009, and bears interest at 8% per annum.

During November 2009, the holder of the Company's promissory note in connection with its line of credit, extended the due date of the Note until October 5, 2011.  The note continues to bear interest at the rate of 8% per annum.

NOTE 6 -       Common Stock

In February 2007 the Company issued 8,000,000 shares of common stock at $.0001 to the Founders of the Company for $800.

In February 2008 the Company sold 2,800,000 shares of common stock at $.025 per share pursuant to its public offering.  The Company received net proceeds of $44,964.

In February 2008 the Company issued 100,000 shares of common stock valued at $.06 per share for services rendered.  The Company recorded stock based compensation expense of $6,000 in connection with this issuance.

NOTE 7 -        Preferred Stock

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

NOTE 8 -       Income Taxes

At December 31, 2009, the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $126,000, which may be applied against future taxable income, if any, from 2027 to 2029. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At December 31, 2009, the Company had a deferred tax asset of approximately $43,000 representing the benefit of its net operating loss carryforwards.  The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $12,000 for the year ended December 31, 2009.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A.      Controls and Procedures.

Evaluation of Disclosure Controls

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2009, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

Item 9B.      Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2009 has been disclosed.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held
Joseph Levi c/o Mustang Alliances, Inc 410 Park Ave., 15th Floor, New York, NY 10022	28	Director, Chairman, President and Chief Executive Officer

Eleizer Oppenheimer c/o Mustang Alliances, Inc. 410 Park Avenue, 15th Floor, New York, NY 10022	38	Director, Secretary

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

Eliezer Oppenheimer is currently a freelance computer programmer specializing in Java programming for various companies in central Israel including, Elyon Manufacturing, Rehut Systems and Macaabi Consulting Mr. Oppenheimer has been working in this capacity since the fall of 2003. From June, 2001 through the summer of 2003, Mr. Oppenheimer served as a private instructor for college students seeking to improve their programming skills. Additionally, Mr. Oppenheimer graduated from Hebrew University with a Bachelors degree in computer science in 2008.

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

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. As of December 31, 2009, the officers and directors of the Company are not subject to the provisions of Section 16(a).

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.       Executive Compensation.

Summary Compensation

Since our incorporation on February 22, 2007, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Employment Contracts. We have no employment agreements with any of our directors or executive officers.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on February 22, 2007.

Long-Term Incentive Plans. As of December 31, 2009, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-End. Since our incorporation on February 22, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no long-term equity incentive plans.

Compensation of Directors. Since our incorporation on February 22, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 23, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 10,900,000 shares of our common stock issued and outstanding as of March 23, 2010. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Mustang Alliances, Inc., 410 Park Avenue, 15th Floor, New York NY 10022.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Joseph Levi	7,500,000	68.8%

Eleizer Oppenheimer	500,000	4.5%

All directors and executive officers as a group (two persons)	8,000,000	73.3%

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

Item 14.      Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2009	For Fiscal Year Ended December 31, 2008
Audit Fees	$11,000	$15,500
Audit Related Fees	$0	$0
Tax Fees	$0	$500
All Other Fees	$0	$0

As of December 31, 2009, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

4.3	Amendment dated November 2009 to Promissory Note executed October 4, 2007, by the Registrant in favor of Frist Line Capital LLC.

10.1
License Agreement, dated November 30, 2007, by and between the Registrant and Chongqing Jeneng ABS Corporation (filed as Exhibit 10.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 2, 2008 and declared effective on January 30, 2008, file no. 333-148431).

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith).

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith).

 SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Date: March 23, 2010	By:	/s/ Joseph Levi
Name: Joseph Levi
Title: President, Chief Executive Officer, Chief Financial Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MUSTANG ALLIANCES, INC.

Date: March 23, 2010	By:	/s/ Joseph Levi
Name: Joseph Levi
Title: President, Chief Executive Officer, Chief Financial Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

MUSTANG ALLIANCES, INC.

Date: March 23, 2010	By:	/s/ Eleizer Oppenheimer
Name: Eleizer Oppenheimer
Title: Secretary and Director