Form 10-Q
period 2010-03-31
MUSTANG ALLIANCES
filed 2010-05-14
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

As of May 14, 2010, 10,900,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$604	$604

Total Current Assets	604	604

Total Assets	$604	$604

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$18,640	$9,253
Loans Payable	9,255	8,730

Total Current Liabilities	27,895	17,983

Long-Term Debt	56,400	56,400

Total Liabilities	84,295	74,383

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 10,900,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	1,090	1,090
Additional Paid-In Capital	50,674	50,674
Deficit Accumulated During the Development Stage	(135,455)	(125,543)

Total Stockholders’ Deficiency	(83,691)	(73,779)

Total Liabilities and Stockholders’ Deficiency	$604	$604

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

			For the Period
	For the Quarter Ended		February 22, 2007
	March 31,		(Inception) to
	2010	2009	March 31, 2010

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional and Consulting Fees	8,279	10,500	118,980
General and Administrative Expenses	325	-	5,968
Start Up Costs	-	-	1,145

Total Costs and Expenses	8,604	10,500	126,093

Operating Loss	(8,604)	(10,500)	(126,093)

Other Income (Expense):
Interest Expense	(1,308)	(800)	(9,362)

Total Other Income (Expense)	(1,308)	(800)	(9,362)

Net Loss	$(9,912)	$(11,300)	$(135,455)

Basic and Diluted Loss Per Share	$(.00)	$(.00)

Weighted Average Common Shares
Outstanding	10,900,000	10,900,000

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO MARCH 31, 2010

				Deficit
				Accumulated
	Common Stock			During the
	Shares	Amount	Additional Paid-In Capital	Development Stage	Total

Balance, February 22, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at $.0001 Per Share, February 22, 2007	8,000,000	800	-	-	800

Net Loss for the Period	-	-	-	(4,498)	(4,498)

Balance, December 31, 2007	8,000,000	800	-	(4,498)	(3,698)

Common Stock Issued to Investors at $.025 Per Share, Net of Offering Costs, February 20, 2008	2,800,000	280	44,684	-	44,964

Common Stock Issued for Services, February 25, 2008	100,000	10	5,990	-	6,000

Net Loss for the Year Ended December 31, 2008	-	-	-	(91,106)	(91,106)

Balance, December 31, 2008	10,900,000	1,090	50,674	(95,604)	(43,840)

Net Loss for the Year Ended December 31, 2009	-	-	-	(29,939)	(29,939)

Balance, December 31, 2009	10,900,000	1,090	50,674	(125,543)	(73,779)

Net Loss for the Three Months Ended March 31, 2010 (Unaudited)	-	-	-	(9,912)	(9,912)

Balance, March 31, 2010 (Unaudited)	10,900,000	$1,090	$50,674	$(135,455)	$(83,691)

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
	For the Quarter Ended		February 22, 2007
	March 31,		(Inception) to
	2010	2009	March 31, 2010
Cash Flows from Operating Activities:
Net Loss	$(9,912)	$(11,300)	$(135,455)
Common Stock Issued for Services	-	-	6,000
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	9,387	11,300	18,640

Net Cash Used in Operating Activities	(525)	-	(110,815)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	525	-	65,655
Proceeds from Sale of Common Stock	-	-	70,800
Payments of Deferred Offering Costs	-	-	(25,000)
Expenses of Offering	-	-	(36)

Net Cash Provided by Financing Activities	525	-	111,419

Increase in Cash	-	-	604

Cash – Beginning of Period	604	534	-

Cash – End of Period	$604	$534	$604

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
Deferred Offering Costs Charged to Additional
Paid-In Capital	$-	$-	$25,000
Deferred Offering Costs Recorded in Accounts
Payable	$-	$-	$7,500

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $9,912 for the three months ended March 31, 2010 and a net loss of $135,455 for the period February 22, 2007 (inception) to March 31, 2010.  In addition, the Company had a working capital deficiency of $27,291 at March 31, 2010 and a stockholders' deficiency of $83,691 at March 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

          The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the quarter ended March 31, 2010 the Company borrowed $525 for working capital purposes.  There can be no assurances that the Company will be able to raise the additional funds it requires.

            The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -        Long-Term Debt

On October 5, 2007, the Company issued for aggregate consideration of $40,000, a promissory note in the aggregate principal amount of $40,000.  The promissory note has a line of credit of up to $200,000 and was due October 5, 2009, and was bearing interest at 8% per annum.  During November 2009, the holder of the Company's promissory note in connection with its line of credit, extended the due date of the Note until October 5, 2011.  The note continues to bear interest at the rate of 8% per annum.

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

Item 2.     Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Company,” “Mustang,” “we,” “our” or “us” refer to Mustang Alliances, Inc. Unless the context otherwise indicates.

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

For a description of such risks and uncertainties refer to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2010. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company’s Common Stock. The Company’s funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management’s decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor in their decision to enter a specific transaction.

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

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company’s shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company’s anticipation. There is a risk, even after the Company’s participation in the activity and the related expenditure of the Company’s funds that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable.

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

Results of Operations For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 26, 2010, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company did not generate any revenues for the three (3) months ended March 31, 2010 and 2009. We are not expecting to generate any revenues in the future.

Operating Expenses

During the three (3) months ended March 31, 2010 and 2009, total operating expenses were $8,604 and $10,500, respectively, which were primarily the result of professional fees associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the three (3) months ended March 31, 2010 and 2009, the net loss was $9,912 and $11,300 respectively, and a net loss of $135,455 for the period February 22, 2007 (inception) to March 31, 2010.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2010 reflects that the Company had $604 in cash. The Company is a development stage company and has not commenced planned principal operations.

The focus of Mustang’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. Mustang has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Mustang does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Mustang presently owns no real property and at this time has no intention of acquiring any such property. Mustang’s primary expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statements have been prepared assuming Mustang will continue as a going concern. Mustang’s recurring losses from operations, stockholders’ deficiency, working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $9,912 for the three months ended March 31, 2010 and a net loss of $135,455 for the period February 22, 2007 (inception) to March 31, 2010.  In addition, the Company had a working capital deficiency of $27,291 at March 31, 2010 and a stockholders' deficiency of $83,691 at March 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the quarter ended March 31, 2010 the Company borrowed $525 for working capital purposes.  There can be no assurances that the Company will be able to raise the additional funds it requires.

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

None

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2010.

Item 5.           Other Information.

None

Item 6.            Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Dated: May 14, 2010	By:	/s/ Joseph Levi
Name: Joseph Levi
Title: President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

Dated: May 14, 2010	By:	/s/ Eliezer Oppenheimer
Name: Eliezer Oppenheimer
Title: Secretary and Director