Form 10-Q
period 2010-06-30
MUSTANG ALLIANCES
filed 2010-08-11
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

As of August 11, 2010, 10,900,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$1,178	$604

Total Current Assets	1,178	604

Total Assets	$1,178	$604

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$18,130	$9,253
Loans Payable	23,471	8,730

Total Current Liabilities	41,601	17,983

Long-Term Debt	56,400	56,400

Total Liabilities	98,001	74,383

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 10,900,000 shares issued and outstanding
at June 30, 2010 and December 31, 2009	1,090	1,090
Additional Paid-In Capital	50,674	50,674
Deficit Accumulated During the Development Stage	(148,587)	(125,543)

Total Stockholders’ Deficiency	(96,823)	(73,779)

Total Liabilities and Stockholders’ Deficiency	$1,178	$604

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Quarter Ended		February 22, 2007
	June 30,		June 30,		(Inception) To
	2010	2009	2010	2009	June 30, 2010

Revenues	$-	$-	$-	$-	$-

Costs and Expenses:
Professional and Consulting Fees	19,279	14,500	11,000	4,000	129,980
General and Administrative Expenses	987	1,140	662	1,140	6,630
Start Up Costs	-	-	-	-	1,145

Total Costs and Expenses	20,266	15,640	11,662	5,140	137,755

Operating Loss	(20,266)	(15,640)	(11,662)	(5,140)	(137,755)

Other Income (Expense):
Interest Expense	(2,778)	(1,742)	(1,470)	(942)	(10,832)

Net Loss	$(23,044)	$(17,382)	$(13,132)	$(6,082)	$(148,587)

Basic and Diluted Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	10,900,000	10,900,000	10,900,000	10,900,000

The accompanying notes are an integral part of the financial statements.

MUSTANG ALLIANCES, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO JUNE 30, 2010

				Deficit Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, February 22, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders
at $.0001 Per Share	8,000,000	800	-	-	800

Net Loss for the Period	-	-	-	(4,498)	(4,498)

Balance, December 31, 2007	8,000,000	800	-	(4,498)	(3,698)

Common Stock Issued to Investors at $.025
Per Share, Net of Offering Costs	2,800,000	280	44,684	-	44,964

Common Stock Issued for Services,
February 25, 2008	100,000	10	5,990	-	6,000

Net Loss for the Year Ended
December 31, 2008	-	-	-	(91,106)	(91,106)

Balance, December 31, 2008	10,900,000	1,090	50,674	(95,604)	(43,840)

Net Loss for the Year Ended
December 31, 2009	-	-	-	(29,939)	(29,939)

Balance, December 31, 2009	10,900,000	1,090	50,674	(125,543)	(73,779)

Net Loss for the Six Months Ended
June 30, 2010 (Unaudited)	-	-	-	(23,044)	(23,044)

Balance, June 30, 2010 (Unaudited)	10,900,000	$1,090	$50,674	$(148,587)	$(96,823)

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
	For the Six Months Ended		February 22, 2007
	June 30,		(Inception) to
	2010	2009	June 30, 2010
Cash Flows from Operating Activities:
Net Loss	$(23,044)	$(17,382)	$(148,587)
Common Stock Issued for Services	-	-	6,000
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	8,877	3,341	18,130

Net Cash Used in Operating Activities	(14,167)	(14,041)	(124,457)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	14,741	14,100	79, 871
Proceeds from Sale of Common Stock	-	-	70,800
Payments of Deferred Offering Costs	-	-	(25,000)
Expenses of Offering	-	-	(36)

Net Cash Provided by Financing Activities	14,741	14,100	125,635

Increase in Cash	574	59	1,178

Cash – Beginning of Period	604	534	-

Cash – End of Period	$1,178	$593	$1,178

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
Deferred Offering Costs Charged to Additional
Paid-In Capital	$-	$-	$25,000
Deferred Offering Costs Recorded in Accounts
Payable	$-	$-	$7,500

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $23,044 for the six months ended June 30, 2010 and a net loss of $148,587 for the period February 22, 2007 (inception) to June 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the quarter ended June 30, 2009 the Company borrowed $14,216 for working capital purposes.  There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

 MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -    Loans Payable

Loans payable consist of various advances made to the Company, bearing interest at 8% per annum and payable on demand.

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

In February 2008 the Company issued 100,000 shares of common stock at $.06 per share for services rendered.  The Company recorded stock based compensation expense of $6,000 in connection with this issuance.

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

Item 2.      Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Mustang,” the “Company,” “we,” “our” or “us” refer to Mustang Alliances, Inc. Unless the context otherwise indicates.

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

Business Overview

Mustang Alliances, Inc. was incorporated on February 22, 2007, in the State of Nevada. The Company was focused on the business of marketing and selling anti-lock braking systems produced in China to the auto parts and auto manufacturing market of the United States. Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC. Due to the downturn in new car sales and the worsening economic conditions world wide, the company has had difficulties in effectuating its business plan. These difficulties include an inability to raise cash, difficulty solidifying a manufacturing deal in China and a decreasing decline of new car sales. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or to acquire. Therefore, the Company is considered a blank check company for purposes of this report. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended, a blank check company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing “penny stock” securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended.

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

On January 30, 2008, the “Company commenced its offering of up to a maximum of 4,000,000 shares of common stock at $0.025 per share, pursuant to the Registration Statement. On February 29, 2008, the Company sold 2,800,000 shares of common stock for gross proceeds of $70,000.00 and determined to close the offering. The sale of the shares represents 26% of the Company’s issued and outstanding shares of common stock.

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

Results of Operations For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues

The Company did not generate any revenues for the three (3) months ended June 30, 2010 and 2009. We are not expecting to generate any revenues in the future.

Operating Expenses

During the three (3) months ended June 30, 2010 and 2009, total operating expenses were $11,662 and $5,140, respectively, which were primarily the result of professional fees associated with fulfilling the Company’s SEC reporting requirements. From February 22, 2007 (inception) through June 30, 2010, the Company’s operating expenses were $137,755.

Net loss

During the three (3) months ended June 30, 2010 and 2009, the net loss was $13,132 and $6,082 respectively, and a net loss of $148,587 for the period February 22, 2007 (inception) to June 30, 2010.

Results of Operations For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues

The Company did not generate any revenues for the six (3) months ended June 30, 2010 and 2009. We are not expecting to generate any revenues in the future.

Operating Expenses

During the six (6) months ended June 30, 2010 and 2009, total operating expenses were $20,266 and $15,640, respectively, which were primarily the result of professional fees associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the six (6) months ended June 30, 2010 and 2009, the net loss was $23,044 and $17,382 respectively, and a net loss of $148,587 for the period February 22, 2007 (inception) to June 30, 2010.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2010 reflects that the Company had $1,178 in cash. The Company is a development stage company and has not commenced planned principal operations.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $23,044 for the six months ended June 30, 2010 and a net loss of $148,587 for the period February 22, 2007 (inception) to June 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the quarter ended June 30, 2010 the Company borrowed $14,216 for working capital purposes.  There can be no assurances that the Company will be able to raise the additional funds it requires.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.      Controls and Procedures

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

None.

Item 4.      Removed and Reserved

Item 5.      Other Information

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

MUSTANG ALLIANCES, INC.

Dated: August 11, 2010	By:	/s/Joseph Levi
Name: Joseph Levi
Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Dated: August 11, 2010	By:	/s/ Eliezer Oppenheimer
Name: Eliezer Oppenheimer
Title: Secretary and Director