Form 10-Q
period 2010-09-30
MUSTANG ALLIANCES
filed 2010-11-03
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

As of November 1, 2010, 10,900,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$1,179	$604

Total Current Assets	1,179	604

Total Assets	$1,179	$604

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$27,353	$9,253
Loans Payable	23,471	8,730

Total Current Liabilities	50,824	17,983

Long-Term Debt	56,400	56,400

Total Liabilities	107,224	74,383

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 10,900,000 shares issued and outstanding
at September 30, 2010 and December 31, 2009	1,090	1,090
Additional Paid-In Capital	50,674	50,674
Deficit Accumulated During the Development Stage	(157,809)	(125,543)

Total Stockholders’ Deficiency	(106,045)	(73,779)

Total Liabilities and Stockholders’ Deficiency	$1,179	$604

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the		For the		For the Period February 22, 2007
	Nine Months Ended		Quarter Ended		(Inception) To
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Costs and Expenses:
Professional and Consulting Fees	26,279	18,500	7,000	4,000	136,980
General and Administrative Expenses	1,612	1,440	625	300	7,255
Start Up Costs	-	-	-	-	1,145

Total Costs and Expenses	27,891	19,940	7,625	4,300	145,380

Operating Loss	(27,891)	(19,940)	(7,625)	(4,300)	(145,380)

Other Income (Expense):
Interest Expense	(4,375)	(2,865)	(1,597)	(1,123)	(12,429)

Net Loss	$(32,266)	$(22,805)	$(9,222)	$(5,423)	$(157,809)

Basic and Diluted Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	10,900,000	10,900,000	10,900,000	10,900,000

The accompanying notes are an integral part of the financial statements.

MUSTANG ALLIANCES, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

				Deficit
			Additional	Accumulated During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, February 22, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at
$.0001 Per Share, February 22, 2007	8,000,000	800	-	-	800

Net Loss for the Period	-	-	-	(4,498)	(4,498)

Balance, December 31, 2007	8,000,000	800	-	(4,498)	(3,698)

Common Stock Issued to Investors at $.025
Per Share, Net of Offering Costs,
February 20, 2008	2,800,000	280	44,684	-	44,964

Common Stock Issued for Services,
February 25, 2008	100,000	10	5,990	-	6,000

Net Loss for the Year Ended
December 31, 2008	-	-	-	(91,106)	(91,106)

Balance, December 31, 2008	10,900,000	1,090	50,674	(95,604)	(43,840)

Net Loss for the Year Ended
December 31, 2009	-	-	-	(29,939)	(29,939)

Balance, December 31, 2009	10,900,000	1,090	50,674	(125,543)	(73,779)

Net Loss for the Nine Months Ended
September 30, 2010 (Unaudited)	-	-	-	(32,266)	(32,266)

Balance, September 30, 2010 (Unaudited)	10,900,000	$1,090	$50,674	$(157,809)	$(106,045)

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the		For the Period February 22, 2007
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2010	2009	2010
Cash Flows from Operating Activities:
Net Loss	$(32,266)	$(22,805)	$(157,809)
Common Stock Issued for Services	-	-	6,000
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	18,100	6,465	27,353

Net Cash Used in Operating Activities	(14,166)	(16,340)	(124,456)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	14,741	16,400	79,871
Proceeds from Sale of Common Stock	-	-	70,800
Payments of Deferred Offering Costs	-	-	(25,000)
Expenses of Offering	-	-	(36)

Net Cash Provided by Financing Activities	14,741	16,400	125,635

Increase in Cash	575	60	1,179

Cash – Beginning of Period	604	534	-

Cash – End of Period	$1,179	$594	$1,179

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Deferred Offering Costs Charged to Additional Paid-In Capital	$-	$-	$25,000

Deferred Offering Costs Recorded in Accounts Payable	$-	$-	$7,500

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $32,266 for the nine months ended September 30, 2010 and a net loss of $157,809 for the period February 22, 2007 (inception) to September 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the nine months ended September 30, 2010 the Company borrowed $14,741 for working capital purposes.  There can be no assurances that the Company will be able to raise the additional funds it requires.

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

On January 30, 2008, the Company commenced its offering of up to a maximum of 4,000,000 shares of common stock at $0.025 per share, pursuant to the Registration Statement. On February 29, 2008, the Company sold 2,800,000 shares of common stock for gross proceeds of $70,000.00 and determined to close the offering. The sale of the shares represents 26% of the Company’s issued and outstanding shares of common stock.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 26, 2010. Results for interim periods may not be indicative of results for the full year.

Results of Operations For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues

The Company did not generate any revenues for the three (3) months ended September 30, 2010 and 2009. We are not expecting to generate any revenues in the future.

Operating Expenses

During the three (3) months ended September 30, 2010 and 2009, total operating expenses were $7,625 and $4,300 respectively, which were primarily the result of professional fees associated with fulfilling the Company’s SEC reporting requirements. From February 22, 2007 (inception) through September 30, 2010, the Company’s operating expenses were $145,380.

Net loss

During the three (3) months ended September 30, 2010 and 2009, the net loss was $9,222 and $5,423 respectively, and a net loss of $157,809 for the period February 22, 2007 (inception) to September 30, 2010.

Results of Operations For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues

The Company did not generate any revenues for the nine (9) months ended September 30, 2010 and 2009. We are not expecting to generate any revenues in the future.

Operating Expenses

During the nine (9) months ended September 30, 2010 and 2009, total operating expenses were $27,891 and $19,940, respectively, which were primarily the result of professional fees associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the nine (9) months ended September 30, 2010 and 2009, the net loss was $32,266 and $22,805 respectively, and a net loss of $157,809for the period February 22, 2007 (inception) to September 30, 2010.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2010 reflects that the Company had $1,179 in cash. The Company is a development stage company and has not commenced planned principal operations.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $32,266 for the nine months ended September 30, 2010 and a net loss of $157,809 for the period February 22, 2007 (inception) to September 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the quarter ended September 30, 2010 the Company borrowed $14,741 for working capital purposes.  There can be no assurances that the Company will be able to raise the additional funds it requires.

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

MUSTANG ALLIANCES, INC.

Dated: November 3, 2010	By:	/s/Joseph Levi
Name: Joseph Levi
Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Dated: November 3, 2010	By:	/s/ Eliezer Oppenheimer
Name: Eliezer Oppenheimer
Title: Secretary and Director