Form 10-K
period 2010-12-31
MUSTANG ALLIANCES, INC.
filed 2011-04-14
CIK 1420421

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $1,392,000 based upon $0.06 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of April 11, 2011 was 97,200,000 shares.

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

Corporate Background

Mustang Alliances, Inc. (the “Company”) was incorporated on February 22, 2007, in the State of Nevada. We were focused on the business of marketing and selling anti-lock braking systems produced in China to the auto parts and auto manufacturing market of the United States. Since inception, the Company conducted virtually no business other than organizational matters, filing its Registration Statement on a Form SB-2, which was filed with the Securities and Exchange Commission, file number 333-148431(the “Registration Statement”), and filings of periodic reports with the SEC pursuant to the reporting requirements of Securities Exchange Act of 1934, as amended.

On February 22, 2007, we issued an aggregate of 64,000,000 shares of our common stock to our officers and directors for the total consideration of $800. On January 30, 2008, the Company commenced its offering of up to a maximum of 32,000,000 shares of common stock at $0.002 per share (adjusted for the 1 for 8 stock split effective on December 27, 2010) pursuant to the Registration Statement. On February 29, 2008, we closed the offering after selling 22,400,000 shares of common stock.

On November 22, 2010, we borrowed $25,000 from Sara Laufer pursuant to the terms of a promissory note. The $25,000 loan plus interest at the rate of 5% per annum is due and payable on November 22, 2012. The loan may be prepaid at any time without penalty or interest and is unsecured.

On November 29, 2010, Joseph Levi, the principal shareholder of the Company, entered into a Stock Purchase Agreement which provided for the sale of his 60,000,000 shares of common stock of the Company (the “Purchased Shares”) to Leonard Sternheim. The consideration paid for the Purchased Shares, which represented 55.97% of the then issued and outstanding share capital of the Company on a fully-diluted basis, was $7,500. Mr. Sternheim used his personal funds to purchase the Purchased Shares.

Effective as of November 29, 2010, in connection with the acquisition of the Purchased Shares, (i) Joseph Levi resigned from his positions as officer and director of the Company, and (ii) the Board of Directors of the Company elected Leonard Sternheim as President, Chief Executive Officer, Chief Financial Officer and a director of the Company.

On December 15, 2010, the Company notified the FINRA of its intention to implement a 1 for 8 share dividend or forward stock split of its issued and outstanding common stock to the holders of record as of December 27, 2010. The forward stock split became effective as of the start of business on January 3, 2011. The additional shares were mailed directly to the shareholders without any further action on their part. All references to our shares in this Report reflect the forward stock split.

On March 17, 2011, we appointed Mark Holcombe and Mendel Mochkin as directors and Mr. Mochkin as a Vice President.

Business Overview

The Company was focused on the business of marketing and selling anti-lock braking systems produced in China to the auto parts and auto manufacturing market of the United States. The Company had conducted virtually no business other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC. Currently, we are no longer a blank check company as defined in Rule 419((a)(2) of Regulation C as we have a specific business plan that we are pursuing as aggressively as possible within the limits of our resources. We are an exploration-stage company as defined by the SEC and as a result of the execution and delivery of the Lease Agreements, we are now in the business of exploring, and if warranted, advancing mineral properties. Our primary focus is in the gold sector and as of the date of this Report, our mineral properties consist of the properties known as Corpus I, II, II and IV mining concessions and the Potosi concession (collectively, referred to herein as the “Properties”) located in Honduras.

On December 2, 2010, we executed a Lease Agreement with CompaniaMineraCerros Del Sur, S.A., a corporation organized under the laws of Honduras (“Cerros”), and Mayan Gold, Inc., a Nevada corporation (“Mayan Gold”) pursuant to which Cerros, the registered owner of Corpus IV, leased us the exclusive right to prospect, explore and mine for minerals in this property in Hondurus. The Lease Agreement continues until the Honduran government grants Cerros the right to assign the property's mining concessions to the Company, at which time Cerros will transfer title to the mining concessions to us. In consideration for such rights, we issued an aggregate of  20,000,000 shares of common stock to Mayan Gold, the beneficial owner of 100% interest in Corpus IV. In accordance with the Lease Agreements, as further consideration for the rights granted, we agreed to pay Cerros $1,500 no later than April 1st of each year. Cerros also granted us an option to acquire exclusive rights to properties known as Corpus I, II, and III concessions and the Potosi concession. If we desired to exercise such option, the Company was to send written notice to Cerros and Mayan Gold on or before December 31, 2010.

Prior to February 9, 2010, Cerros was a wholly owned subsidiary of Mayan Gold. When Mayan Gold sold all of its shares in Cerros to Razor on such date, Mayan Gold retained all mining rights to the Properties and certain other assets that were in the name of Cerros. As a part of the sales transaction, Cerros and Razor entered into an agreement pursuant to which Cerros is contractually obligated to transfer those concessions and the other assets to transferees as directed by Mayan Gold from time to time. Since Razor is the title owner of all the shares of Cerros, Razor was required to represent to Mayan Gold and us that it has absolutely no direct or indirect title or interest in any of the Properties or any of the shares being issued to Mayan Gold.

On February 22, 2011, we entered into another Lease Agreement with Cerros and Mayan Gold pursuant to which we exercised our option to acquire the exclusive rights to the properties known as Corpus I, II, and III concessions and the Potosi concession and the Potosi ground lease. The Lease Agreement continues until the Honduras government grants Cerros the right to assign these properties to the Company, at which time Cerros will transfer title to the mining concession to us. In consideration for such right, we issued 20,000,000 shares of common stock to Mayan Gold, the beneficial owner of 100% interest in these properties. As further consideration for the rights granted, we agreed to pay Cerros an annual sum of $3,200 no later than April 1st of each year with the first payment due on April 1, 2011. The payments have not currently been paid to Cerros.

We are dependent upon making a gold deposit discovery at the Properties. Should we be able to make an economic find, we would then be solely dependent upon the mining operation for our revenue and profits, if any. The probability that reserves that meet SEC guidelines will be discovered on the property is undeterminable at this time. The Properties presently do not have any mineral resources or reserves. There is currently no mining plant or equipment located within the property boundaries. Currently, there is no power supply to the mineral claims. A great deal of work is required on our property before a determination as to the economic and legal feasibility of a mining venture on it can be made.

Our Exploration Project

We are a natural resource company engaged in the exploration of mineral properties located in Honduras known as the Corpus I, II, II, IV mining concessions, the Potosi concession. The Properties are presently in the exploration stage.

Strategy

We are a company early in the implementation of our new business plan and performing those tasks necessary to raise the appropriate funding to complete our business plan. Our primary focus in the natural resource sector is gold.  Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves.

Though it is possible to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed.  Therefore, we intend to develop joint ventures or sell any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling or partnering a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

Distribution Methods

We initially plan to market any minerals retrieved in normal channels associated with the industry. Accordingly, we anticipate optioning or selling any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By optioning or selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the company to continue operations.

The Properties

Description and Location of the Properties

Honduras is bounded on the north and east by the Caribbean Sea, on the south by Nicaragua, on the south-west by the Pacific Ocean and El Salvador, and on the west by Guatemala. Honduras is the second largest country in Central America. Spanish is the country's official language, although English is widely understood and spoken. Its capital city is Tegucigalpa which hosts an international airport.

Except for two coastal strips, one extending about 640 km along the Caribbean Sea and the other 64 km on the Pacific Ocean, Honduras is a plateau consisting of broad, fertile plains broken by deep valleys and traversed by mountain ranges. The mountains, which are volcanic in origin, rise to heights of more than 2,800 m. The climate of Honduras is tropical, but is tempered by the higher elevations of the interior.

The Properties  are located within the western Interior Highlands topographical province, a mountainous area that is covered mainly by short grasses and open pine and oak forests. Moderate relief with relatively steep slopes characterizes the area. The Property area occurs in one of the major mining districts in Honduras.  It is located within the El Tabanco gold trend. It is in the municipality of El Corpus, in the eastern part of the state of Choluteca, SW Honduras. The Properties have a total area of approximately 11,860 acres (4,800 hectares). It is situated approximately 85 kilometers SSE of the capital city of Tegucigalpa and approximately 30 kilometers East of a deep water port on the Gulf of Fonseca. Access to the district is by paved highway South from Tegucigalpa to Choluteca, and from there east on secondary and tertiary roads for approximately 20 kilometers.

BELIZE
Gulf of Honduras
CARIBBEAN SEA
Swan Is.
Utila
Roatán
Guanaja
Bay Islands
Puerto Cortés
Trujillo
GUATEMALA
La Ceiba
San Pedro Sula
Caratasca Lagoon
HONDURAS
Puerto Lempira
Copán
Juticalpa
Comayagua
Celaque 2849m
TEGUCIGALPA
NICARAGUA
EL SALVADOR
Choluteca
Gulf of Fonseca
Pan-American Hwy
492000
496000
500000
504000
508000
512000
1474000
1471000
1468000
1465000
N
S
W
E
SANTA ANA DE YUSGUARE
CORPUS IV
CORPUS III
CLAVO RICO
El Corpus
El Corpus I
EL CORPUS
La Molocosa
CHOLUTECA
Baldoquin
Bonanza Nø 2
SAN MARCOS DE COLON
PANTALEON
CERRO POTOSI
CONCEPCION DE MARIA

Exploration History

In order to advance the Properties to a stage that would make the properties of interest to a major mining company we will need to undertake the early stages of exploration ourselves.  There are no proven resources on the Properties.

Geology of the Properties

The region containing Honduras and Nicaragua hosts a number of mines and mineral deposits with a similar style of mineralization as the Property area. On the Property are a series of discontinuous veins and breccia zones which are all part of a single main continuous ENE trending structure. Quartz constitutes more than 90% of the ore. Sulphide mineral content is relatively high, consisting mainly of pyrite with minor chalcopyrite. Individual veins have been recognized to have strike lengths of 150 to 300 m. Major veins can have widths of from 1.5 to 3.0 m. Grades range from 1 to 15 g/T gold, with small high grade pockets of up to several thousand tonnes and up to 200 g/T gold. It was part of the Battle mountain consortium list of areas needing further exploration. The concession contains several abandoned mines.

Current State of Exploration

The Properties’ claims presently do not have any mineral resources or reserves. There is no mining plant or equipment located within the property boundaries. Currently, there is no power supply to the mineral claims. A great deal of work is required on our property before a determination as to the economic and legal feasibility of a mining venture on it can be made.

Geological Exploration Program

The Company will need to raise funds to finance geological exploration on the Properties

Intellectual Property

We do not have any intellectual property rights.

Competition

The mineral exploration industry is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with our existing competitors or with any new competitors. We compete with many exploration companies which have significantly greater personnel, financial, managerial, and technical resources than we do.  This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

Governmental Regulations

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of governmental agencies.  We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws.  While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out exploration program.

Failure to comply with these rules and regulations can result in substantial penalties.  Our cost of doing business may be affected by the regulatory burden on the mineral industry. We believe that compliance with the laws will not adversely affect our business operations.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulation could expand and have a greater impact on future mineral exploration operations.  Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the cost of which could harm our results of operations.  We cannot be sure that our proposed business operations will not violate environmental laws in the future.

Employees

We currently have no employees other than our current officers. All functions including development, strategy, negotiations and administration are currently being provided by our sole executive officer on a voluntary basis.

Item 1A.             Risk Factors

RISK FACTORS

We are an exploration stage company, have generated no revenues to date and have a limited operating history upon which we may be evaluated.

We were incorporated on February 22, 2007 and have generated no revenues from operations to date.  We recently leased an early stage mineral property but the property does not have any known resources or reserves. It is difficult to evaluate our business because not only do we have not have any resources but were never involved in this business before. We are an exploration stage company with no known commercially viable deposits, or “resources”, or "reserves" on our property. Therefore, a determination of the existence  of  a  resource or reserve  will  depend  on appropriate and  sufficient  exploration  work  and the  evaluation  of  legal, economic, and environmental  factors. Even if we obtain the resources to mine the property, if we fail to find a commercially viable deposit on the property financial condition and results of operations will suffer.  If we cannot generate income from the property we will have to cease operation which will result in the loss of your investment.

We expect losses in the future because we have no revenue to offset losses.

Since inception on February 22, 2007 through December 31, 2010, we have incurred a net loss of $194,979 and a loss from operations of $180,818.  As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the exploration of our property. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our success is dependent on our ability to explore and develop our mineral property.

We hope to generate revenues from the sale of minerals from our leased exploration properties located in Honduras.  We cannot guarantee that we will ever be successful in doing this. Currently we do not even possess sufficient funds to explore the property. Therefore, it is not possible for us to predict the future level of production, if any, or if we will be able to effectuate our business plan. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our independent auditor has issued a going concern opinion after auditing our financial statements; our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to explore and develop the property.  The Company had no revenues and incurred a net loss of $69,436 for the year ended December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the year ended December 31, 2010 the Company borrowed $45,741 for working capital purposes and has subsequently borrowed an additional $75,000.  Notwithstanding the loans, we will continue to require additional financing to execute our business strategy. We are totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

There is no assurance that we can establish the existence of any mineral resource on the Properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Since we have not yet begun exploration work on the Properties, we have not established that it contains any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on the Properties, there can be no assurance that we will be able to develop this property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

We are aware that Mayan Gold commenced a lawsuit against the Honduras government relating to the transfer of title of mining concessions. However, we do not think that such lawsuit will affect our potential operations on the Properties.

We currently do not have the resources to explore the Properties and will require capital to determine if there are resources on the Properties. If we establish the existence of a mineral resource on the Properties in a commercially exploitable quantity, we will require additional capital in order to develop the Properties into a producing mine. If we cannot raise capital, we will not be able to exploit the resource, and our business could fail.

We must raise capital to determine if there are resources on the Properties. If we do discover mineral resources in commercially exploitable quantities on our property, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

An additional risk exists from invaders trespassing on the Properties and absconding with our property, both exploration equipment as well as soil and possible resources. We currently do not have anything to protect ourselves from this risk.

Because we anticipate our operating expenses to increase prior to earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. Therefore, we expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

The loss of our executive officers or the failure to hire qualified employees or consultants would damage our business.

Because of the highly technical nature of our business, we will need to depend greatly on attracting and retaining experienced management and highly qualified and trained personnel.  We compete with other companies intensely for qualified and well trained professionals in our industry. If we cannot hire a sufficient number of qualified and experienced professionals, this will have a material adverse effect on our capacity to sustain and grow our business.

Because of the speculative nature of exploration and development, there is a substantial risk that our business will fail.

The search for valuable natural resources on our property is extremely risky as the exploration for natural resources is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing mines. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  Because the probability of an individual prospect ever having reserves is extremely remote, in all probability the property does not contain any reserves, and any funds we spent on exploration will probably be lost. In such a case, we would be unable to complete our business plan.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful.  To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. The risks associated with mineral exploration include:

·	the identification of potential mineralization based on superficial analysis;

·	the quality of our management and our geological and technical expertise; and

·	the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization.  It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, we would be unable to develop our business.

Since our Properties are located in a third world country, we are subject to additional risks.

The Company is undertaking a mining venture in a third world country.  As such, it is possible that the political environment could become unstable in Honduras and a foreign operation such as our proposed one could be adversely affected by government expropriation, the inability to secure needed government permits and cooperation, and a condition not physically safe for foreign laborers or management. If any of these situations would occur, we would have to suspend operations in Honduras.

We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in developing mineral reserves.

The natural resource market is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with our existing competitors or with any new competitors. We compete with many exploration companies which have significantly greater personnel, financial, managerial, and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

We have no meaningful assets and may not have the funds to purchase all of the supplies, manpower and materials we need to begin exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, manpower and certain equipment such as bulldozers and excavators that we might need to conduct exploration. If there is a shortage or scarcity, we cannot compete with larger companies in the exploration industry for supplies, manpower and equipment.  Currently we have no funds to explore the property in Honduras. In the event that the prices for such resources rise above our affordability levels, we may have to delay or suspend operations.  In the event we are forced to limit our exploration activities, we may not find any minerals, even though our properties may contain mineralized material. Without any minerals we cannot generate revenues and you may lose your investment.

The prices of metals are highly volatile and a decrease in metals prices could result in us incurring losses.

The profitability of natural resource operations are directly related to the market prices of the underlying commodities.  The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions.  Price fluctuations in the metals markets from the time development of a mine is undertaken and the time production can commence can significantly affect the profitability of a mine.  Accordingly, we may begin to develop a mineral property at a time when the price of the underlying metals make such exploration economically feasible and, subsequently, incur losses because metals prices have decreased.  Adverse fluctuations of metals market price may force us to curtail or cease our business operations.

Because our business involves numerous operating hazards, we may be subject to claims of a significant size which would cost a significant amount of funds and resources to rectify. This could force us to cease our operations, which will cause you a loss of your investment.

Our proposed business is subject to the usual hazards inherent in exploring for minerals, such as general accidents, explosions, chemical exposure, and craterings.  The occurrence of these or similar events could result in the suspension of operations, damage to or destruction of the equipment involved and injury or death to personnel. Operations also may be suspended because of machinery breakdowns, abnormal climatic conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any such contingency would require us to incur additional costs and force us to cease our operations, which will cause you a loss of your investment.

Difficulties, such as unusual or unexpected rock formations encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of samples and information, and could delay our exploration program.  We do not currently carry insurance to protect against these risks and we may not obtain such insurance in the future.  Even if we do obtain insurance, the nature of these risks is such that liabilities could over exceed policy limits or be excluded from coverage.  There are also risks against which we cannot, or may not elect to insure.  The costs, which could be associated with any liabilities, not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, thereby hurting our financial position, future earnings, and/or competitive positions.  We may not have enough capital to continue operations and you will lose your investment.

Damage to the environment could result from our operations.  If our business is involved in one or more of these hazards, we may be subject to claims of a significant size which could force us to cease our operations.

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, state and local agencies.  Failure to comply with these rules and regulations can result in substantial penalties.  Our cost of doing business may be affected by the regulatory burden on the mineral industry since the rules and regulations frequently are amended or interpreted.  We cannot predict the future cost or impact of complying with these laws.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulation could expand and have a greater impact on future mineral exploration operations.  Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the cost of which could harm our results of operations.  We cannot be sure that our proposed business operations will not violate environmental laws in the future.

Our operations and property are subject to extensive federal, state, and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences, (ii) restrict the types, quantities and concentration of various substances that can be released into the environment in connection with exploration activities, (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas, (iv) require remedial measures to mitigate pollution from former operations and  (v)  impose substantial  liabilities  for  pollution  resulting  from  our  proposed operations.

Because access to our mineral claims is limited during inclement weather conditions this could result in delays in our exploration

The business of mining for gold and other metals is generally subject to a number of risks and hazards including natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Access to our Properties might be restricted during these weather conditions. As a result, any attempt to test or explore the property is largely limited to the times when weather conditions permits such activities. These limitations may result in significant delays in exploration efforts. Such delays may have a significant negative effect on our results of operations.

RISK FACTORS RELATING TO OUR COMMON STOCK

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $.0001 per share, of which 97,200,000 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our principal shareholder owns a controlling interest in our voting stock and may take actions that are contrary to your interests, including selling their stock.

Our principal shareholder owns 41.15% of our outstanding common stock. .  If and when it is able to sell its shares in the market, such sales by our principal shareholder within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and may cause a decline in the market value of our stock.

 Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

·	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

·	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

·	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

·	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

Currently there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. Additionally, no public trading can occur until we file and have declared effective a registration statement with the SEC. There can be no assurances as to whether, subsequent to registration with the SEC:

·	any market for our shares will develop;

·	the prices at which our common stock will trade; or

·
the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of our company and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement, such as this one (for the shares registered hereunder) or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the SEC adopted changes to Rule 144, which, would shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.

The changes became effective in February 2008. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the Over-the-Counter Bulletin Board  (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the Over-The-Counter Bulletin Board. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months, if we have filed our required reports.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

As a company registered with the SEC, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Development of our business will necessitate ongoing changes to our internal control systems, processes and information systems. Currently, we have no employees, other than our officers and directors. As we engage in the exploration of our mineral claim, hire employees and consultants, our current design for internal control over financial reporting will not be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses.

In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and NYSE AMEX Equities exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Two of our three directors are not independent. Wedo not currently have independent audit or compensation committees. As a result, the directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 are substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $25,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we may not have sufficient funds to grow our operations.

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

Item 4.           Removed and Reserved

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be traded on the Over-The-Counter Bulletin Board under the ticker symbol MSTG.

The following table sets forth the high and low closing prices for the shares of our common stock for the periods indicated.

QUARTER ENDING	HIGH	LOW
March 31, 2010	$0.25	$0.25
June 30, 2010	0.25	0.25
September 30, 2010	0.25	0.25
December 31, 2010	0.25	0.25

QUARTER ENDING	HIGH	LOW
March 31, 2009	$0.25	$0.25
June 30, 2009	0.25	0.25
September 30, 2009	0.25	0.25
December 31, 2009	0.25	0.25

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of April 11, 2011, there were 97,200,000 common shares issued and outstanding, which were held by 52 stockholders of record.

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

Equity Compensation Plans

We do not have any equity compensation plans but are contemplating adopting a stock option/incentive plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On Decembe13, 2010, the Company issued to Mayan Gold 20,000,000 shares of common stock pursuant to the Lease Agreement. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On February 22, 2011, the Company issued to Mayan Gold 20,000,000 shares of common stock pursuant to the Lease Agreement the shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as Amended.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any equity securities during the fiscal year ended December 31, 2010.

On March 29, 2011, Mr. Leonard Sternheim, our principal executive and financial officer, returned 30,000,000 shares of common stock to treasury.

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

Results of Operations

Years Ended December 31, 2010 and 2009

As of December 31, 2010 we had $6,767 in cash and cash equivalents, and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2010 and 2009. Expenses during the year ended December 31, 2010 were $63,329 for a net loss of $69,436 compared to expenses of $25,859 for a net loss of $29,939 for the year ended December 31, 2009. Expenses for the year ended December 31, 2009 consisted primarily of professional fees relating to our organization, while expenses during the year ended December 31, 2010 were primarily the result of professional and filing fees associated with filing our registration statements, complying with our reporting requirements and general and administrative expenses. We have incurred a cumulative net loss of $194,979 for the period February 22, 2007 (inception) to December 31, 2010.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2010 reflects cash assets in the amount of $6,767. In addition, the Company had a working capital deficiency of $143,215 at December 31, 2010.

On November 22, 2010 the Company borrowed $25,000 from Sara Laufer. The principal and accrued interest at the rate of 5% per annum is due and payable on November 22, 2012.

On January 10, 2011, the Company borrowed $50,000 from Landolt Holdings, Inc. pursuant to the terms of a promissory note.  The $50,000 loan plus interest at the rate of 5% per annum is due and payable on January 10, 2013. The loan may be prepaid at any time without penalty or interest and is unsecured. The proceeds of the loan will be used for working capital purposes.

On March 28, 2011 the Company borrowed $25,000 from Zegal & Ross Capital LLC pursuant to the terms of a convertible promissory note. The loan plus interest at the imputed IRS rate is due on September 28, 2011 and the holder has the right to convert the loan at $0.25 per share. The loan may be repaid at any time without penalty or interest. If the loan is not converted, on maturity the principal and accrued interest convert to shares at such rate, and the Company has to issue a 2-year warrant for 100,000 shares at $0.50 per share exercise price. The warrant includes a cashless exercise provision.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and has incurred a net loss of $69,436 for the year ended December 31, 2010 and a cumulative net loss of $194,979 for the period February 22, 2007 (inception) to December 31, 2010.  In addition, the Company had a working capital deficiency of $143,215 and a stockholders' deficiency of $140,715 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We have audited the accompanying balance sheets of Mustang Alliances, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficiency and cash flows for the years ended December 31, 2010 and 2009, and the period February 22, 2007 (inception) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mustang Alliances, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and the period February 22, 2007 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
April 13, 2011

 MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	December 31,
	2010	2009
Current Assets:
Cash and Cash Equivalents	$6,767	$604

Total Current Assets	6,767	604

Other Assets:
Mining Lease	2,500	-

Total Other Assets	2,500	-

Total Assets	$9,267	$604

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$39,111	$9,253
Notes Payable	56,400	-
Loans Payable	23,471	8,730
Due to Shareholder	6,000	-

Total Current Liabilities	124,982	17,983

Long-Term Debt	25,000	56,400

Total Liabilities	149,982	74,383

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, issued and outstanding 107,200,000 and 87,200,000 shares issued
and outstanding at December 31, 2010 and 2009, respectively	10,720	8,720
Additional Paid-In Capital	43,544	43,044
Deficit Accumulated During the Development Stage	(194,979)	(125,543)
Total Stockholders’ Deficiency	(140,715)	(73,779)

Total Liabilities and Stockholders’ Deficiency	$9,267	$604

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the Period
	For the Year Ended		February 22, 2007
	December 31,		(Inception) to
	2010	2009	December 31, 2010

Revenues	$-	$-	$-

Costs and Expenses:
Professional and Consulting Fees	58,395	23,500	169,096
General and Administrative Expenses	4,934	2,359	10,577
Start Up Costs	-	-	1,145

Total Costs and Expenses	63,329	25,859	180,818

Operating Loss	(63,329)	(25,859)	(180,818)

Other (Expense):
Interest Expense	(6,107)	(4,080)	(14,161)

Total Other (Expense)	(6,107)	(4,080)	(14,161)

Net Loss	$(69,436)	$(29,939)	$(194,979)

Basic and Diluted Loss Per Share	$0.00	$0.00

Weighted Average Common Shares Outstanding	88,241,096	87,200,000

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO DECEMBER 31, 2010

			Additional	Deficit Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total
Balance, February 22, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at
$.0000125 Per Share, February 22, 2007	64,000,000	6,400	(5,600)	-	800

Net Loss for the Period	-	-	-	(4,498)	(4,498)
Balance, December 31, 2007	64,000,000	6,400	(5,600)	(4,498)	(3,698)

Common Stock Issued to Investors at $.002
Per Share, Net of Offering Costs,
February 20, 2008	22,400,000	2,240	42,724	-	44,964

Common Stock Issued for Services at $.0075
Per Share, February 25, 2008	800,000	80	5,920	-	6,000

Net Loss for the Year Ended
December 31, 2008	-	-	-	(91,106)	(91,106)
Balance, December 31, 2008	87,200,000	8,720	43,044	(95,604)	(43,840)

Net Loss for the Year Ended
December 31, 2009	-	-	-	(29,939)	(29,939)
Balance, December 31, 2009	87,200,000	8,720	43,044	(125,543)	(73,779)

Common Stock Issued for Mining Lease at
$.000125 Per Share, December 15, 2010	20,000,000	2,000	500	-	2,500

Net Loss for the Year Ended
December 31, 2010	-	-	-	(69,436)	(69,436)

Balance, December 31, 2010	107,200,000	$10,720	$43,544	$(194,979)	$(140,715)

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			For the Period
	For the Year Ended		February 22, 2007
	December 31,		(Inception) to
	2010	2009	31-Dec-10
Cash Flows from Operating Activities:
Net Loss	$(69,436)	$(29,939)	$(194,979)
Common Stock Issued for Services	-	-	6,000
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	29,858	4,879	39,111

Net Cash Used in Operating Activities	(39,578)	(25,060)	(149,868)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	45,741	25,130	110,871
Proceeds from Sale of Common Stock	-	-	70,800
Payments of Deferred Offerings	-	-	(25,000)
Expenses of Offering	-	-	(36)

Net Cash Provided by Financing Activities	45,741	25,130	156,635

Increase in Cash	6,163	70	6,767

Cash – Beginning of Period	604	534	-

Cash – End of Period	$6,767	$604	$6,767

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Disclosures of Non-Cash Financing Activities:
Deferred Offering Costs Charged to Additional Paid-In
Capital	$-	$-	$25,000
Deferred Offering Costs Recorded in Accounts Payable	$-	$-	$7,500

Supplemental Disclosures on Non-Cash Investing Activities:
Common Stock Issued for Mining Lease	$2,500	$-	$2,500

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -    Summary of Significant Accounting Policies

Organization

Mustang Alliances, Inc. (“the Company”) was incorporated on February 22, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company.  The Company originally intended to market and sell anti-lock braking systems produced in China to the auto parts and auto manufacturing market in the United States.  The Company has since abandoned its business plan and was seeking an operating company with which to merge or acquire.  Currently, we are no longer a blank check company as we have a specific business plan.  We are an exploration-stage company and as a result of the execution and delivery of the lease agreements, we are now in the business of exploring mineral properties.  There is no assurance, however, that the Company will achieve its objectives or goals.

The Company has undergone a change in management in November of 2010 (see Notes 10 and 15).  In December 2010 the Company entered into a mining lease agreement (see Note 13).  In February 2011 the Company entered into another mining lease agreement (see Note 14).  There is no assurance, however, that the Company will achieve its goals or objectives in this venture.

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

Advertising Costs

Advertising costs will be charged to operations when incurred.  The Company did not incur any advertising costs during the years ended December 31, 2010 and 2009 and the period February 22, 2007 (inception) to December 31, 2010.

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

Research and Development

Research and development costs will be charged to expense in the period incurred.  The Company did not incur any research and development costs during the years ended December 31, 2010 and 2009 and the period February 22, 2007 (inception) to December 31, 2010.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable.  An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification 105, "Generally Accepted Accounting Principles" ("ASC 105").  On July 1, 2009, the FASB completed ASC 105 as the single source of authoritative U.S. generally accepted accounting principles ("GAAP"), superseding all then-existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants.  ASC 105 reorganizes the authoritative literature comprising U.S. GAAP into a topical format that eliminates the current GAAP hierarchy.  ASC 105 is not intended to change U.S. GAAP and will have no impact on the Company's financial position, results of operations or cash flows.  However, since it completely supersedes existing standards, it will affect the way the Company references to authoritative accounting pronouncements in its financial statements and other disclosure documents.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -            Going Concern

The Company is a development stage company and is an exploration stage company.  The Company had no revenues and has incurred a net loss of $69,436 for the year ended December 31, 2010 and a cumulative net loss of $194,979 for the period February 22, 2007 (inception) to December 31, 2010.  In addition, the Company had a working capital deficiency of $118,215 and a stockholders' deficiency of $140,715 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 -            Fair Value Measurement

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.  The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 Quoted prices in active markets for identical assets or liabilities.
•
Level 2 Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

•	Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -            Fair Value (Continued)

The Company's financial instruments include cash and equivalents, accounts payable and accrued expenses and notes and loans payable.  All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts payable and accrued expenses and notes and loans payable approximated fair value because of the short maturity of these instruments.  The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

NOTE 4 -            Mining Lease

On December 13, 2010 the Company entered into a lease agreement to explore certain mining concessions in Honduras.  The Company issued 20,000,000 shares of common stock, valued at $2,500 for this lease (see Note 14).

NOTE 5 -            Loans Payable

Loans payable consist of various advances made to the Company, bearing interest at 8% per annum and payable on demand.  These loans were made by the holder of the Company's promissory note (see Note 6).

NOTE 6 -            Notes Payable

On October 5, 2007, the Company issued for aggregate consideration of $40,000, a promissory note in the aggregate principal amount of $40,000.  The promissory note had a line of credit of up to $200,000 and was due October 5, 2009, and bears interest at 8% per annum.

During November 2009, the holder of the Company's promissory note in connection with its line of credit, extended the due date of the Note until October 5, 2011.  The note continues to bear interest at the rate of 8% per annum.

The holder of this note has also made loans to the Company (see Note 5).

NOTE 7 -            Accrued Expenses

Included in accrued expenses are $12,000 of consulting fees owed to the payee of loans payables (see Note 5) and the holder of the Company's notes payable (see Note 6).

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 -            Due to Shareholder

Due to shareholder consists of non interest bearing advances owed to the Company's chief executive officer.  The liability was satisfied in January 2011.

NOTE 9 -            Long-Term Debt

On November 22, 2010, the Company issued for aggregate consideration of $25,000, a promissory note in the aggregate principal of $25,000.  The note is owed to Sara Laufer and bears interest at the rate of 5% per annum.  The note is unsecured and matures November 22, 2012.

NOTE 10 -          Change of Management and Control

On November 29, 2010, Joseph Levi, the principal shareholder of the Company entered into a stock purchase agreement which provided for the sale of 60,000,000  shares of common stock of the Company (the "Purchased Shares") to Leonard Sternheim (the Purchaser).  The consideration paid for the Purchased Shares, which represented at the time of the transaction 68.81% of the issued and outstanding shares of the Company was $7,500.  The Purchaser used his personal funds to purchase the purchased shares.

On November 29, 2010, in connection with the acquisition of the purchased shares, Leonard Sternheim was appointed as a director, and as President, Chief Executive Officer and Chief Financial Officer of the Company, effective simultaneous with the sale of Mr. Levi's shares to Mr. Sternheim.

On November 29, 2010, in connection with the acquisition of the Purchased Shares, Joseph Levi resigned from his positions as officer and director of the Company.

On December 24, 2010 Mr. Sternheim sold 10,000,000 of the Purchased Shares to Zegal & Ross Capital LLC.

NOTE 11 -          Common Stock

In February 2007 the Company issued 64,000,000 shares of common stock at $.0000125 per share to the Founders of the Company for $800.

In February 2008 the Company sold 22,400,000 shares of common stock at $.002 per share pursuant to its public offering.  The Company received net proceeds of $44,964.

In February 2008 the Company issued 800,000 shares of common stock valued at $.0075 per share for services rendered.  The Company recorded stock based compensation expense of $6,000 in connection with this issuance.

On December 15, 2010, Mustang (the "Company") notified the FINRA of its intention to implement a 1 for 8 share dividend or forward stock split of its issued and outstanding common stock to the holders of record as of December 27, 2010 (the “Shareholders”). The forward stock split became effective as of the start of business on January 3, 2011.  All share and per share data have been retroactively restated to reflect this recapitalization.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 12 -          Preferred Stock

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

NOTE 13 -          Income Taxes

At December 31, 2010, the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $195,000, which may be applied against future taxable income, if any, from 2028 to 2030.  Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At December 31, 2010, the Company had a deferred tax asset of approximately $66,000 representing the benefit of its net operating loss carryforwards.  The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $23,000 for the year ended December 31, 2010.

NOTE 14 -          Commitment and Contingency

Lease Commitment

On December 13, 2010, the Company entered into a Lease Agreement (the "Lease Agreement") with Compania Minera Cerros Del Sur, S.A., a corporation organized under the laws of Honduras (“Cerros”) and Mayan Gold, Inc., a Nevada corporation (“Mayan Gold”) pursuant to which Cerros, the registered owner of the Corpus I, II, III and IV mining concessions and the Potosi concession, leased us the exclusive right to prospect, explore and mine for minerals in Corpus IV. The Lease Agreement continues until the Honduras government grants Cerros the right to assign the Corpus IV mining concession to the Company, at which time Cerros will transfer title to the mining concession to the Company.  In consideration for such rights, we issued 20,000,000 shares of common stock to Mayan Gold, the beneficial owner of a 100% interest in Corpus IV. The shares issued by the Company to Mayan Gold represent approximately 18.66% of the issued and outstanding shares of the Company. As further consideration for the right granted, we agreed to pay Cerros an annual sum of $1,500 no later than April 1st of each year, beginning April 1, 2011.

Cerros also granted the Company an option to acquire the exclusive rights to properties known as Corpus I, II, and III mining concessions and the Potosi concession. If we desire to exercise such option, the Company must send written notice to Cerros and Mayan Gold on or before December 31, 2010. The consideration for the exercise of the option is an additional 20,000,000 shares of the Company’s common stock to be issued to Mayan Gold no later than 30 days after the date we receive all the requested documentation from Cerros in connection with the exercise of the option (see Note 15).

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 15 -          Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On January 10, 2011, the Company borrowed $50,000 from Landolt Holdings, Inc. pursuant to the terms of a promissory note. The $50,000 loan plus interest at the rate of 5% per annum is due and payable on January 10, 2013. The loan may be prepaid at any time without penalty and is unsecured.

On February 22, 2011, Company entered into a Lease Agreement (the "Lease Agreement") with Cerros and Mayan Gold pursuant to which the Company exercised its option to acquire the exclusive rights to properties known as Corpus I, II, and III mining concessions and the Potosi concession and the Potosi ground lease (collectively, referred to herein as the “Property”), with the subsequent right to participate in the development of minerals from the remaining mining concessions.

The Lease Agreement continues until the Honduras government grants Cerros the right to assign the Property to the Company, at which time Cerros will transfer title to the mining concession to us. In consideration for such right, we issued 20,000,000 shares of common stock to Mayan Gold, the beneficial owner of a 100% interest in Property. The shares issued by the Company to Mayan Gold represent an additional interest of 15.72% of the issued and outstanding shares of the Company.  As further consideration for the rights granted, we agreed to pay Cerros an annual sum of $3,200 no later than April 1st of each year with the first payment due on April 1, 2011 (see Note 14).  As of April 13, 2011 the Company has not made this payment or the $1,500 payment required pursuant to the Lease Agreement of December 13, 2010 (see Note 14) and is currently in default upon the terms of these agreements.

On March 17, 2011 Eleizer Oppenheimer resigned from his position as a director of the Company.

In March 2011 the Board of Directors elected Mark Holcombe and Mendel Mochkin as Members of the Board.  The Board also elected Mr. Mochkin as Vice President of the Company.

On March 22, 2011, the Company entered into a two year employment agreement with Leonard Sternheim, pursuant to which he will be employed on a part time basis.  Mr. Sternheim shall work at least one hundred fifty (150) hours per month on behalf of the Company as its Chief Executive Officer.  Pursuant to the agreement, his compensation will be $120,000 annually, which shall accrue from the date of the agreement and to be paid at such time when the Company has adequate capital.

On March 22, 2011, the Company entered into a two year employment agreement with Mendel Mochkin, pursuant to which he will be employed on a part time basis.  Mr. Mochkin shall work at least one hundred (100) hours per month on behalf of the Company as the Company's Vice President.  Pursuant to the agreement, his compensation will be $120,000 annually, which shall accrue from the date of the agreement and to be paid at such time when the Company has adequate capital.

            On March 28, 2011 the Company borrowed $25,000 from Zegal & Ross Capital LLC, which is payable with interest at the imputed IRS rate and due on September 28, 2011.  Zegal & Ross has the right to convert the loan at $.25 per share.  If the loan is not converted, on maturity the principal and accrued interest convert to shares at such rate, and the Company has to issue a 2-year warrant for 100,000 shares at $0.50 per share exercise price.  The warrant includes a cashless exercise provision.

On March 31, 2011 Mr. Sternheim retired 30,000,000 shares of common stock as contributed capital.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.        Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2010 has been disclosed.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held

Leonard Sternheim	33	Director, Chairman, President, Secretary and Chief Executive Officer

Mendel Mochkin	37	Vice President and a Director

Mark Holcombe	42	Director

Mr. Leonard Sternheim Since December 2007, Leonard Sternheim has been acting as a self-employed strategic consultant to various companies in the mining and oil and gas resource sector. He was CEO and President of Delek Resources, an oil exploration company from 2003 until November 2007. Delek is a company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. From 2001 to 2003, Mr. Sternheim was a consultant to the Stratos Group, a New York consulting business that assists emerging companies with strategic planning to companies involved in mining and oil and gas.

Mark Holcombe has over 20 years of natural resource industry and corporate finance experience. Mark is currently a Managing Director and Head of Asset Management for Madison Williams Advisors LLC. Since November 2007, Mark has been a director of Blacksands Petroleum, Inc. (BSPE), an SEC reporting company and was its president and chief executive officer between August 2009 and May 2010 as well as its Chief Financial Officer between September 2009 and September 2010.  Mark is the managing partner of Stirling Partners Limited since he founded it in 2006.  Between 2004 and 2006, Mark was the head of corporate development and private equity and chief compliance officer at GEM Global Equities Management, S.A., an emerging market hedge fund.  Mark was previously an investment banker at DLJ and ING Capital in New York. Since 2007, Mark serves on the board of Sandfield Ventures Corporation, PNG LNG Ltd. and Pacific LNG Operations LTD.  Mark holds a B.A. from Colgate University. Mark is registered with The Securities Commission of the Bahamas as a Securities Investment Advisor and holds a series 79 license in the U.S. Mark has attended continuing education classes at Royal School of the Mines at Imperial College in London and Colorado School of the Mines.

Mendel Mochkin was a founder of several successful companies in the Natural Resources and Digital Media sectors. In 2010, was a founder of Israel Land Development – Energy Company that acquired licenses offshore Israel and completed an initial public offering on Tel Aviv Stock Exchange.  From 2007 to present, Mendel was a founder and Director of Avenue Energy Israel, operating the Heletz Oil Field, Israel’s only oil field. From 2005 to present Mr. Mendel has been a director and executive vice president of Avenue Group, Inc. (AVNU), an public company, where his duties include managing SEC compliance, recruiting management team, refocusing AVNU’s oil & gas strategy from international exploration to onshore exploitation. From 2004 to 2005, Mr. Mochkin was a Co-Founder and CEO of Energy Concepts International where he joined with founder and inventor to market QuickStab, an electric grid oriented voltage stability measurement program. From 2003-2004, Mr. Mochkin was the managing director of Optimize Media, an internet marketing outsourcing firm which he co-founded. From 2002-2003,  Mendel was part of the original management team that founded RooMedia, an early entry in the video streaming space. From 1992 to 1996, Mr. Mochkin studied Chassidic Philosophy and Judaic Law at Rabbinical College of Quebec and the Yeshiva College of Boston, receiving a Rabbinical ordination in 1996.

The address of each of the directors and officers is c/o Mustang Alliances, Inc., 410 Park Avenue, 15th floor, New York, NY 10022.

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies other than as disclosed above. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. As of December 31, 2010, all the officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities have complied with the provisions of Section 16(a).

Auditors

Wolinetz, Lafazan & Company, P.C., an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have a financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only three directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.         Executive Compensation.

Summary Compensation

Since our incorporation on February 22, 2007 through December 31, 2010, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Employment Contracts.

On March 22, 2011, we entered into an Employment Agreement with Leonard Sternheim which memorialized the employment of Mr. Sternheim as its Chief Executive Officer. Pursuant to said agreement, Mr. Sternheim will receive an annual salary of $120,000, which shall accrue from the date of the agreement and to be paid at such time when we have adequate capital.  The agreement also provides that if Mr. Sternheim employment is terminated without cause at any time during the term, we shall pay Mr. Sternheim his salary accrued through the expiration date of the agreement.

On March 22, 2011, we entered into an Employment Agreement with Mendel Mochkin pursuant to which he became employed as our Vice President. Mr. Mochkin agreed to work no less than 100 hours a month for us at an annual salary of $120,000, which shall accrue from the date of the agreement and to be paid at such time when the Registrant has adequate capital.  The agreement also provides that if Mr. Mochkin’s employment is terminated without cause at any time during the term, we shall pay him his salary accrued through the date of expiration date of the agreement.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on February 22, 2007.

Long-Term Incentive Plans. As of December 31, 2010, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-End. Since our incorporation on February 22, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We currently have no long-term equity incentive plans but are contemplating adopting stock option/incentive plans for no more than 15% of our issued and outstanding shares capital.

Compensation of Directors. Since our incorporation on February 22, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 11, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 97,200,000 shares of our common stock issued and outstanding as of April 11, 2011. Unless otherwise indicated, the address of each person listed is c/o Mustang Alliances, Inc., 410 Park Avenue, 15th Floor, New York NY 10022.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Leonard Sternheim	14,500,000	14.92%
Mendel Mochkin(1)	4,000,000	4.12%
Mark Holcombe	1,500,000	Less than 2%
Zegal & Ross Capital LLC(2)	10,100,000(1)	10.39%
Mayan Gold, Inc.(3)	40,000,000	41.15%
All directors and executive officers as a group (3 persons)	20,000,000	20.58%

1.    The shares are owned by MEM Mining Partners LLC, a New York limited liability company owned and managed by the reporting person indicated above.
2.   The number indicated above include 100,000 shares of common stock issuable to the reporting person entity if it converts the $25,000 note owed by the Company to it at $0.25 per share but excludes the issuance of a 2-year warrant for 100,000 shares at $0.50 per share exercise price if the note is paid by the Company in shares of common stock. Mark Zegal is the member and manager of the reporting person.
3.    Reed Benson is the sole officer and director of Mayan Gold.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

On November 29, 2010, Joseph Levi, the principal shareholder of the Company, entered into a Stock Purchase Agreement which provided for the sale of his 60,000,000 shares of common stock of the Company (the “Purchased Shares”) to Leonard Sternheim, our principal executive and financial officer and a director. The consideration paid for the Purchased Shares was $7,500. Mr. Sternheim used his personal funds to purchase the Purchased Shares.

On December 24, 2011 Mr. Sternheim sold 10,000,000 of the Purchased Shares to Zegal & Ross Capital LLC for $1,500. The Company is indebted to Zegal & Ross Capital pursuant to the terms of a convertible note in the original principal amount of $25,000., On March 28, 2011 the Company borrowed $25,000 from Zegal & Ross Capital LLC, which is payable with interest at the imputed IRS rate on September 28, 2011. Zegal & Ross has the right to convert the loan at $0.25 per share. If the loan is not converted, on maturity the principal and accrued interest converts to shares at such rate, and the Company has to issue a 2-year warrant for 100,000 shares at $0.50 per share exercise price. The warrant includes a cashless exercise provision.

In January 2011 Mr. Sternheim sold 4,000,000 of the Purchased Shares to MEM Mining Partners LLC, a New York limited liability company solely owned and managed by Mendel Mochkin, our Vice President and a director. The purchase price of such shares was $1,000.

On February 7, 2011 Mr. Sternheim sold 1,500,000 of the Purchased Shares to Mark Holcombe, a director of the Company for $1,500 .

On March 22, 2011, we entered into an Employment Agreement with Leonard Sternheim which memorialized the employment of Mr. Sternheim as its Chief Executive Officer. Pursuant to said agreement, Mr. Sternheim will receive an annual salary of $120,000, which shall accrue from the date of the agreement and to be paid at such time when we have adequate capital.  The agreement also provides that if Mr. Sternheim employment is terminated without cause at any time during the term, we shall pay Mr. Sternheim his salary accrued through the expiration date of the agreement.

On March 22, 2011, we entered into an Employment Agreement with Mendel Mochkin pursuant to which he became employed as our Vice President. Mr. Mochkin agreed to work no less than 100 hours a month for us at an annual salary of $120,000, which shall accrue from the date of the agreement and to be paid at such time when the Registrant has adequate capital.  The agreement also provides that if Mr. Mochkin’s employment is terminated without cause at any time during the term, we shall pay him his salary accrued through the date of expiration date of the agreement.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14.        Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2010	For Fiscal Year Ended December 31, 2009
Audit Fees	$16,000	$11,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2010, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

4.2	Promissory Note dated November 22, 2011 by the Registrant in favor of Sara Laufer (filed as Exhibit 4.1 to the Current Report filed with the Securities and Exchange Commission on November 30, 2010).

4.3
Promissory Note dated January 10, 2011 in the original principal amount of $50,000 from Mustang Alliances, Inc. to Landolt Holdings, Inc. 8-K filed January 10, 2011 (filed as Exhibit 4.2 to the Current Report filed with the Securities and Exchange Commission on January 10, 2011)

4.4	Convertible Promissory Note dated March 28, 2011 in the original principal amount of $25,000 (filed herewith)

10.1
Lease Agreement dated December 13, 2010, among Compana Minera Cerros Del Sur, S.A., Mayan Gold, Inc. and Mustang Alliance, Inc. (filed as Exhibit 10.2 to the Current Report filed with the Securities and Exchange Commission on December 14, 2010)

10.3
Lease Agreement dated February 22, 2011, among Compana Minera Cerros Del Sur, S.A., Mayan Gold, Inc. and Mustang Alliance, Inc. (filed as Exhibit 10.4 to the Current Report filed with the Securities and Exchange Commission on March 1, 2011)

10.4
Undertaking dated December  2010 among Compana Minera Cerros Del Sur, S.A., Mayan Gold, Inc., Razor Resources, Inc. and Mustang Alliance, Inc. (filed as Exhibit 10.3 to the Current Report filed with the Securities and Exchange Commission on December 14, 2010)

10.6
Employment Agreement dated March 22, 2011, between Mustang Alliances, Inc. and Leonard Sternheim (filed as Exhibit 10.5 to the Current Report filed with the Securities and Exchange Commission on March 23, 2011)

10.7
Employment Agreement dated March 22, 2011, between Mustang Alliances, Inc. and Mendel Mochkin (filed as Exhibit 10.6 to the Current Report filed with the Securities and Exchange Commission on March 23, 2011)

31	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith).

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith).

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2011

MUSTANG ALLIANCES, INC.

By: /s/ Leonard Sternheim
Name: Leonard Sternheim
Title: President, Chief Executive Officer, Chief Financial Officer,
Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MUSTANG ALLIANCES, INC.

Date: April 13, 2011	By: /s/ Leonard Sternheim
Name: Leonard Sternehim
Title: Director

Date: April 13, 2011	By: /s/ Mendel Mochkin
Name: Mendel Mochkin
Title: Director

Date: April 13, 2011	By: /s/ Mark Holcombe
Name: Mark Holcombe
Title: Director