Form 10-Q
period 2011-03-31
MUSTANG ALLIANCES, INC.
filed 2011-05-23
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

As of May 17, 2011, 98,540,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Current Assets:
Cash	$37,883	$6,767
Prepaid Expenses	2,500	-

Total Current Assets	40,383	6,767

Other Assets:
Mining Leases	5,000	2,500

Total Other Assets	5,000	2,500

Total Assets	$45,383	$9,267

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$128,995	$39,111
Note Payable	56,400	56,400
Convertible Debt, Net of Discount of $19,290	5,710	-
Loans Payable	23,471	23,471
Due to Shareholder	-	6,000

Total Current Liabilities	214,576	124,982

Long-Term Debt	75,000	25,000

Total Liabilities	289,576	149,982

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 97,260,000 shares issued and outstanding
at March 31, 2011 and 107,200,000 December 31, 2010	9,726	10,720
Additional Paid-In Capital	81,761	43,544
Deficit Accumulated During the Development Stage	(335,680)	(194,979)

Total Stockholders’ Deficiency	(244,193)	(140,715)

Total Liabilities and Stockholders’ Deficiency	$45,383	$9,267

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

			For the Period
	For the Quarter Ended		February 22, 2007
	March 31,		(Inception) to
	2011	2010	March 31, 2011

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional and Consulting Fees	20,571	8,279	189,667
General and Administrative Expenses	46,709	325	57,286
Start Up Costs	-	-	1,145
Mining and Exploration Costs	70,522	-	70,522

Total Costs and Expenses	137,802	8,604	318,620

Operating Loss	(137,802)	(8,604)	(318,620)

Other (Expense):
Interest Expense	(2,466)	(1,308)	(16,627)
Amortization of Debt Discount	(433)	-	(433)

Total Other (Expense)	(2,899)	(1,308)	(17,060)

Net Loss	$(140,701)	$(9,912)	$(335,680)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	115,313,778	87,200,000

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO MARCH 31, 2011

				Deficit
			Additional	Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total
Balance, February 22 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at
$.0000125 Per Share, February 22, 2007	64,000,000	6,400	(5,600)	-	800

Net Loss for the Period	-	-	-	(4,498)	(4,498)
Balance, December 31, 2007	64,000,000	6,400	(5,600)	-4,498	(3,698)

Common Stock Issued to Investors at $.002 Per
Share, Net of Offering Costs, February 20, 2008	22,400,000	2,240	42,724	-	44,964

Common Stock Issued for Services at $.0075
Per Share, February 25, 2008	800,000	80	5,920	-	6,000

Net Loss for the Year Ended December 31, 2008	-	-	-	(91,106)	(91,106)
Balance, December 31, 2008	87,200,000	8,720	43,044	(95,604)	(43,840)

Net Loss for the Year Ended December 31, 2009	-	-	-	(29,939)	(29,939)
Balance, December 31, 2009	87,200,000	8,720	43,044	(125,543)	(73,779)

Common Stock Issued for Mining Lease at $.000125
Per Share, December 15, 2010	20,000,000	2,000	500	-	2,500

Net Loss for the Year Ended December 31, 2010	-	-	-	(69,436)	(69,436)
Balance, December 31, 2010	107,200,000	10,720	43,544	(194,979)	(140,715)

Common Stock Issued for Mining Lease at $.000125
Per Share, February 22, 2011 (Unaudited)	20,000,000	2,000	500	-	2,500

Sale of Stock and Warrants at $.25 Per Share,
March 28, 2011 (Unaudited)	60,000	6	14,994	-	15,000

Retirement of 30,000,000 Shares of Common Stock
as Contributed Capital on March 31, 2011 by Chief
Executive Officer (Unaudited)	(30,000,000)	(3,000)	3,000	-	-

Discount on Convertible Debt (Unaudited)	-	-	19,723	-	19,723

Net Loss for the Three Months Ended
March 31, 2011 (Unaudited)	-	-	-	(140,701)	(140,701)

Balance, March 31, 2010 (Unaudited)	97,260,000	$9,726	$81,761	$(335,680)	$(244,193)

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
	For the Quarter Ended		February 22, 2007
	March 31,		(Inception) to
	2011	2010	March 31, 2011
Cash Flows from Operating Activities:
Net Loss	$(140,701)	$(9,912)	$(335,680)
Common Stock Issued for Services	-	-	6,000
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Amortization of Debt Discount	433	-	433
Changes in Assets and Liabilities:
Increase in Prepaid Expenses	(2,500)	-	(2,500)
Increase in Accrued Expenses	89,884	9,387	128,995

Net Cash Used in Operating Activities	(52,884)	(525)	(202,752)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	75,000	525	185,871
Proceeds from Sale of Common Stock
and Warrants	15,000	-	85,800
Payments of Deferred Offering Costs	-	-	(25,000)
Expenses of Offering	-	-	(36)
Repayment of Due to Shareholder	(6,000)	-	(6,000)

Net Cash Provided by Financing Activities	84,000	525	240,635

Increase in Cash	31,116	-	37,883

Cash – Beginning of Period	6,767	604	-

Cash – End of Period	$37,883	$604	$37,883

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
Deferred Offering Costs Charged to Additional
Paid-In Capital	$-	$-	$25,000
Deferred Offering Costs Recorded in Accounts
Payable	$-	$-	$7,500
Common Stock Issued for Mining Lease	$2,500	$-	$5,000
Common Stock Retired as Contributed Capital	$3,000	$-	$3,000
Discount on Convertible Debt	$19,723	$-	$19,723

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -                Organization and Basis of Presentation

Mustang Alliances, Inc. (“the Company”) was incorporated on February 22, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company.  The Company originally intended to market and sell anti-lock braking systems produced in China to the auto parts and auto manufacturing market in the United States.  The Company has since abandoned its business plan and was seeking an operating company with which to merge or acquire.  Currently, we are no longer a blank check company as we have a specific business plan.  We are an exploration-stage mining company and as a result of the execution and delivery of the lease agreements, we are now in the business of exploring mineral properties.  There is no assurance, however, that the Company will achieve its objectives or goals.

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

NOTE 2 -                Going Concern

The Company is a development stage company with its mining operation is in the exploration stage.  The Company had no revenues and has incurred a net loss of $140,701 for the three months ended March 31, 2011 and a cumulative net loss of $335,680 for the period February 22, 2007 (inception) to March 31, 2011.  In addition, the Company had a working capital deficiency of $174,193 and a stockholders' deficiency of $244,193 at March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the quarter ended March 31, 2011 the Company borrowed $75,000 for working capital purposes and received $15,000 proceeds from the sale of units consisting of common stock and warrants.  There can be no assurances that the Company will be able to raise the additional funds it requires.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -                Going Concern (Continued)

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 -                Mining Leases

On December 13, 2010 the Company entered into a lease agreement to explore certain mining concessions in Honduras.  The Company issued 20,000,000 shares of common stock, valued at $2,500 for this lease (see Note 11).

On February 22, 2011 the Company entered into a second lease agreement to explore certain mining concessions in Honduras.  The Company issued 20,000,000 shares of common stock, valued at $2,500 for this lease (see Note 11).

NOTE 4 -                Note Payable

Note payable consists of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Note payable, due December 5, 2011,
bearing interest at 8% per annum	$56,400	$56,400

NOTE 5 -                Convertible Debt

The Company has issued for aggregate consideration of $25,000 a convertible note. This note bears interest at the imputed IRS rate of .0054% per annum and is due September 28, 2011. The note is convertible into common stock of the Company at the rate of $.25 per share. In addition, upon conversion at maturity date, the Company will issue a 2-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share. The Company has recorded a debt discount in the amount of $19,723 to reflect the value of the warrants as a reduction to the carrying amount of the convertible debt and a corresponding increase to additional paid-in capital. Such discount will be amortized over the term of the debt.  Amortization for the quarter ended March 31, 2011 was $433.

NOTE 6 -                Long-Term Debt

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Note payable, due November 22, 2012,
bearing interest at 5% per annum	$25,000	$25,000

Note payable, due January 10, 2013,
bearing interest at 5% per annum	50,000	-
	$75,000	$25,000

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 -                Loans Payable

Loans payable consist of various advances made to the Company, bearing interest at 8% per annum and payable on demand.  These loans were made by the holder of the Company's promissory note in the amount of $56,400 (see Note 4).

NOTE 8 -                Common Stock

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

On December 13, 2010 the Company issued 20,000,000 shares of common stock as payment for certain mining leases in Honduras.

On February 22, 2011 the Company issued 20,000,000 shares of common stock as payment for certain additional mining leases in Honduras.

On March 28, 2011 the Company sold 60,000 units consisting of 60,000 shares of common stock and 30,000 warrants for $15,000.  The warrants are exercisable at $.50 per share and have a two year term.

On March 31, 2011 the Company's CEO retired 30,000,000 shares of his common stock of the Company as additional paid-in capital.

NOTE 9 -                Preferred Stock

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

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 -              Related Party Transactions

Included in accrued expenses is approximately $18,000 owed to the Company's CEO for reimbursable expenses incurred on behalf of the Company and $30,000 owed to two of the Company's officers for accrued compensation. Also included in accrued expenses is approximately $8,000 owed to Mayan Gold for mining and exploration expenses incurred by Mayan Gold on behalf of the Company.

NOTE 11 -              Commitment and Contingencies

Lease Commitment

On December 13, 2010, the Company entered into a Lease Agreement (the "Lease Agreement") with Compania Minera Cerros Del Sur, S.A., a corporation organized under the laws of Honduras (“Cerros”) and Mayan Gold, Inc., a Nevada corporation (“Mayan Gold”) pursuant to which Cerros, the registered owner of the Corpus I, II, III and IV mining concessions and the Potosi concession, leased us the exclusive right to prospect, explore and mine for minerals in Corpus IV. The Lease Agreement continues until the Honduras government grants Cerros the right to assign the Corpus IV mining concession to the Company, at which time Cerros will transfer title to the mining concession to the Company.  In consideration for such rights, we issued 20,000,000 shares of common stock to Mayan Gold, the beneficial owner of a 100% interest in Corpus IV. The shares issued by the Company to Mayan Gold represent approximately 18.66% of the then issued and outstanding shares of the Company. As further consideration for the right granted, we agreed to pay Cerros an annual sum of $1,500 no later than April 1st of each year, beginning April 1, 2011.

Cerros also granted the Company an option to acquire the exclusive rights to properties known as Corpus I, II, and III mining concessions and the Potosi concession. If we desire to exercise such option, the Company must send written notice to Cerros and Mayan Gold on or before December 31, 2010. The consideration for the exercise of the option is an additional 20,000,000 shares of the Company’s common stock to be issued to Mayan Gold no later than 30 days after the date we receive all the requested documentation from Cerros in connection with the exercise of the option.

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

The Lease Agreement continues until the Honduras government grants Cerros the right to assign the Property to the Company, at which time Cerros will transfer title to the mining concession to us. In consideration for such right, we issued 20,000,000 shares of common stock to Mayan Gold, the beneficial owner of a 100% interest in Property. The shares issued by the Company to Mayan Gold represent an additional interest of 15.72% of the then issued and outstanding shares of the Company.  As further consideration for the rights granted, we agreed to pay Cerros an annual sum of $3,200 no later than April 1st of each year with the first payment due on April 1, 2011.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 -              Commitment and Contingencies (Continued)

Employment Agreements

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

NOTE 12 -              Change of Management and Control

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

NOTE 13 -              Subsequent Events

During April and May 2011 the Company sold 1,280,000 units, consisting of 1,280,000 shares of common stock and 640,000 warrants for proceeds of $320,000. The warrants are exercisable of $.50 per share and have a two year term.

On April 29, 2011 the $25,000 convertible note of March 28, 2011 was paid in full and the prepayment conversion feature of the note was waived by the payee (see Note 5).

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

Business Overview

On December 2, 2010, we executed a Lease Agreement with Compania Minera Cerros Del Sur, S.A., a corporation organized under the laws of Honduras (“Cerros”), and Mayan Gold, Inc., a Nevada corporation (“Mayan Gold”) pursuant to which Cerros, the registered owner of Corpus IV, leased us the exclusive right to prospect, explore and mine for minerals in this property in Hondorus. The Lease Agreement continues until the Honduran government grants Cerros the right to assign the property's mining concessions to the Company, at which time Cerros will transfer title to the mining concessions to us. In consideration for such rights, we issued an aggregate of  20,000,000 shares of common stock to Mayan Gold, the beneficial owner of 100% interest in Corpus IV. In accordance with the Lease Agreements, as further consideration for the rights granted, we agreed to pay Cerros $1,500 no later than April 1st of each year. Cerros also granted us an option to acquire exclusive rights to properties known as Corpus I, II, and III concessions and the Potosi concession.

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

On February 22, 2011, we entered into another Lease Agreement with Cerros and Mayan Gold pursuant to which we exercised our option to acquire the exclusive rights to the properties known as Corpus I, II, and III concessions and the Potosi concession and the Potosi ground lease. The Lease Agreement continues until the Honduras government grants Cerros the right to assign these properties to the Company, at which time Cerros will transfer title to the mining concession to us. In consideration for such right, we issued 20,000,000 shares of common stock to Mayan Gold, the beneficial owner of 100% interest in these properties. As further consideration for the rights granted, we agreed to pay Cerros an annual sum of $3,200 no later than April 1st of each year with the first payment due on April 1, 2011. The payments have been paid to Mayan by us and Mayan paid Cerros.

Plan of Operation

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues

During the three months ended March 31, 2011, we had no revenues. We did not generate any revenues during the three months ended March 31, 2010.

Selling, general and administrative expenses

Costs and expenses for the three months ended March 31, 2011increased to $137,802 , as compared to selling, general and administrative expenses for the three months ended March 31, 2010 of $8,604. These expenses are comprised of mining and exploration expenses of $70,522, general and administrative expenses of $46,709  and professional and consulting fees of $20,571.

Net loss

As a result of the foregoing, for the three months ended March 31, 2011, net loss increased  by $130,789, or 1300%, to a loss of $140,701, compared to a net loss of $9,912 during the three months ended March 31, 2010.

Liquidity and Capital Resources

On March 31, 2011, we had a working capital deficiency of $174,193, a stockholders' deficiency of $244,193, as compared to a working capital deficiency of $118,215 and a stockholders' deficiency of $140,715 at December 31, 2010. The increase in working capital deficiency was primarily due to additional borrowings made by the Company during the quarter ended March 31, 2011.

On April 29, 2011, the Company paid the $25,000 loan made to it from Zegal & Ross Capital LLC in March 2011.

We will require additional capital to mine and explore the property in Honduras and  estimate that within the next 12 months we will need approximately $1,000,000.

As a result of the sale of common stock and warrants, we currently have cash on hand of approximately $180,000. Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our units, consisting of a share of common stock and warrants.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of these units to fund our expenses. We do not have any arrangements in place for any other financings.

We cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations.

Going Concern Consideration

The Company is a development stage company and has no revenues. The Company incurred a net loss of $140,701 for the three months ended March 31, 2011 and a cumulative net loss of $335,680 from inception through March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds through the issuance of the units described above. There can be no assurances that the Company will be able to raise the additional funds it requires.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On March 31, 2011 we sold 60,000 units to Bank Gutenberg AG in consideration of $15,000 consisting of 60,000 shares of common stock and 30,000 warrants. Each warrant allows Bank Gutenberg the right to purchase one additional share of common stock at a price of $0.50 per share for two years. As of the date hereof, no warrants have been exercised. The units were sold to the investor pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States and Bank Gutenberg is a non-US person.

On April 12, 2011 we sold 1,000,000 units to The K2 Principal Fund LP in consideration of $250,000 consisting of 1,000,000 shares of common stock and 500,000 warrants. Each warrant allows The K2 Principal Fund the right to purchase one additional share of common stock at a price of $0.50 per share for two years. As of the date hereof, no warrants have been exercised. The units were sold to the investor pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States and The K2 Principal Fund is a non-US person.

On April 20, 2011 we sold 100,000 units to Radiant Offshore Fund LP in consideration of $25,000 consisting of 100,000 shares of common stock and 50,000 warrants. Each warrant allows Radiant Offshore to purchase one additional share of common stock at a price of $0.50 per share for two years. As of the date hereof, no warrants have been exercised. The units were sold to the investor pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States and Radiant Offshore Fund is a non-US person.

On April 21, 2011 we sold 100,000 units to Dean Hassan in consideration of $25,000 consisting of 100,000 shares of common stock and 50,000 warrants. Each warrant allows Mr. Hassan the right to purchase one additional share of common stock at a price of $0.50 per share for two years. As of the date hereof, no warrants have been exercised. The units were sold to the investor pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States and Mr. Hassan is a non-US person.

On May 6, 2011 we sold 60,000 units to Dynamic Assets in consideration of $15,000 consisting of 60,000 shares of common stock and 30,000 warrants. Each warrant allows Dynamic Assets to purchase one additional share of common stock at a price of $0.50 per share for two years. As of the date hereof, no warrants have been exercised. The units were sold to the investor pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States and Dynamic Assets is a non-US person.

On May 11, 2011 we sold 20,000 units to MIA Investments in consideration of $5,000 consisting of 20,000 shares of common stock and 10,000 warrants. Each warrant allows MIA Investments to purchase one additional share of common stock at a price of $0.50 per share for two years. As of the date hereof, no warrants have been exercised. The units were sold to the investor pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States and MIA Investments is a non-US person.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

The proceeds of the Company's private offering is being used for working capital; however, $25,000 was used to pay the $25,000 convertible note due to Zegal & Ross and $29,506.47 was paid to Mayan Gold, an owner of approximately 41% of the common stock of the Company as of May 17, 2011, for mining exploration expenses.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Removed and Reserved

Item 5.      Other Information

On April 29, 2011 Leonard Sternheim, our president and chief executive officers, sold 2,000,000 of his shares to MEM Mining Partners LLC, a New York limited liability company owned and managed by Mendel Mochkin, our vice president and a director. The consideration for such sale was $2,000.

No Current Report on Form 8-K was filed in connection with such transaction.

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

MUSTANG ALLIANCES, INC.

Dated: May 20, 2011	By	/s/ Leonard Sternheim
Name: Leonard Sternheim
Title: President, Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive, Financial and Accounting Officer)