Form 10-Q
period 2011-06-30
MUSTANG ALLIANCES, INC.
filed 2011-08-25
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-148431

MUSTANG ALLIANCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	74-3206736
(State of incorporation)	(IRS Employer ID Number)

410 Park Avenue, 15th Floor
New York, NY
(Address of principal executive offices)

(888) 251-3422
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 19, 2011, 99,880,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements.

MUSTANG ALLIANCES, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED  BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$137,351	$6,767
Total current assets	137,351	6,767

Other Assets:
Mining leases	5,000	2,500
Total other assets	5,000	2,500

Total Assets	$142,351	$9,267

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued expenses	$68,667	$39,111
Notes payable	56,400	56,400
Long term debt-current portion	25,000	-
Loans payable	23,471	23,471

Due to shareholder	-	6,000
Total current liabilities	173,538	124,982

Long term debt	50,000	25,000

Total Liabilities	223,538	149,982

Commitments and contingencies

Stockholder's Deficiency
Preferred stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares
authorized, 98,540,000 shares issued and outstanding
at June 30, 2011 and 107,200,000 at December 31, 2010	9,854	10,720
Additional paid in capital	401,638	43,544
Deficit accumulated during the development stage	(492,679)	(194,979)

Total Stockholders' Deficiency	(81,187)	(140,715)

Total Liabilities and Stockholders' Deficiency	$142,351	$9,267

The accompanying notes are an integral part of these financials statements.

MUSTANG ALLIANCES, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS' OF  OPERATIONS
(Unaudited)

					For the Period
					February 22, 2007
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Net Revenues	$-

Cost and Expenses:
Professional and consulting fees	18,220	11,000	38,791	19,279	207,887
General and administrative expenses	71,655	662	118,364	987	128,941
Start up costs	-	-	-	-	1,145
Mining and exploration costs	45,368	-	115,890	-	115,890

Total costs and expenses	135,243	11,662	273,045	20,266	453,863

Operating Loss	(135,243)	(11,662)	(273,045)	(20,266)	(453,863)

Other (Expenses)
Interest expense	(2,466)	(1,470)	(4,932)	(2,778)	(19,093)
Amortization of debt discount	(19,290)	-	(19,723)	-	(19,723)

Total Other (Expense)	(21,756)	(1,470)	(24,655)	(2,778)	(38,816)

Net Loss	$(156,999)	$(13,132)	$(297,700)	$(23,044)	$(492,679)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	98,330,330	87,200,000	106,830,055	87,200,000

The accompanying notes are an integral part of these financials statements.

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO JUNE 30, 2011

				Deficit
			Additional	Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total
Balance, February 22 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at
$.0000125 Per Share, February 22, 2007	64,000,000	6,400	(5,600)	-	800

Net Loss for the Period	-	-	-	(4,498)	(4,498)
Balance, December 31, 2007	64,000,000	6,400	(5,600)	(4,498)	(3,698)

Common Stock Issued to Investors at $.002 Per
Share, Net of Offering Costs, February 20, 2008	22,400,000	2,240	42,724	-	44,964

Common Stock Issued for Services at $.0075
Per Share, February 25, 2008	800,000	80	5,920	-	6,000

Net Loss for the Year Ended December 31, 2008	-	-	-	(91,106)	(91,106)
Balance, December 31, 2008	87,200,000	8,720	43,044	(95,604)	(43,840)

Net Loss for the Year Ended December 31, 2009	-	-	-	(29,939)	(29,939)
Balance, December 31, 2009	87,200,000	8,720	43,044	(125,543)	(73,779)

Common Stock Issued for Mining Lease at $.000125
Per Share, December 15, 2010	20,000,000	2,000	500	-	2,500

Net Loss for the Year Ended December 31, 2010	-	-	-	(69,436)	(69,436)
Balance, December 31, 2010	107,200,000	10,720	43,544	(194,979)	(140,715)

Common Stock Issued for Mining Lease at $.000125
Per Share, February 22, 2011 (Unaudited)	20,000,000	2,000	500	-	2,500

Sale of Stock and Warrants at $.25 Per Share,
March 28, 2011 (Unaudited)	60,000	6	14,994	-	15,000

Retirement of 30,000,000 Shares of Common Stock
as Contributed Capital on March 31, 2011 by Chief
Executive Officer (Unaudited)	(30,000,000)	(3,000)	3,000	-	-

Discount on Convertible Debt (Unaudited)	-	-	19,723	-	19,723

Sale of Stock and Warrants at $.25 Per Share, (Unaudited)
April 12, 2011	1,000,000	100	249,900		250,000
April 20, 2011	100,000	10	24,995		25,005
April 21, 2011	100,000	10	24,990		25,000
May 6, 2011	60,000	6	14,994		15,000
May 11, 2011	20,000	2	4,998		5,000

Net Loss for the Six Months Ended
June 30, 2011 (Unaudited)	-	-	-	(297,700)	(297,700)

Balance, June 30, 2011 (Unaudited)	98,540,000	$9,854	$401,638	$(492,679)	$(81,187)

The accompanying notes are an integral part of these financials statements.

MUSTANG ALLIANCES, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	For the Six Months Ended		February 22, 2007
	June 30,		(Inception) to
	2011	2010	June 30, 2011
Cash Flows from Operating Activities:
Net Loss	$(297,700)	$(23,044)	$(492,679)
Common Stock Issued for Services	-	-	6,000
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Amortization of Debt Discount	19,723	-	19,723
Changes in Assets and Liabilities:
Increase in Accrued Expenses	29,556	8,877	68,667

Net Cash Used in Operating Activities	(248,421)	(14,167)	(398,289)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	75,000	14,171	185,871
Proceeds from Sale of Common Stock
and Warrants	335,005	-	405,805
Repayment of Borrowings	(25,000)		(25,000)
Payments of Deferred Offering Costs	-	-	(25,000)
Expenses of Offering	-	-	(36)
Repayment of Due to Shareholder	(6,000)	-	(6,000)

Net Cash Provided by Financing Activities	379,005	14,171	535,640

Increase in Cash	130,584	574	137,351

Cash – Beginning of Period	6,767	604	-

Cash – End of Period	$137,351	$1,178	$137,351

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
Deferred Offering Costs Charged to Additional
Paid-In Capital	$-	$-	$25,000
Deferred Offering Costs Recorded in Accounts
Payable	$-	$-	$7,500
Common Stock Issued for Mining Lease	$2,500	$-	$5,000
Common Stock Retired as Contributed Capital	$3,000	$-	$3,000
Discount on Convertible Debt	$19,723	$-	$19,723

The accompanying notes are an integral part of these financials statements.

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

NOTE 2 -                Going Concern

The Company is a development stage company with its mining operation is in the exploration stage.  The Company had no revenues and has incurred a net loss of $297,700 for the six months ended June 30, 2011 and a cumulative net loss of $492,679 for the period February 22, 2007 (inception) to June 30, 2011.  In addition, the Company had a working capital deficiency of $36,187 and a stockholders' deficiency of $81,187 at June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the six months ended June 30, 2011 the Company borrowed $75,000 for working capital purposes and received approximately $335,000 proceeds from the sale of units consisting of common stock and warrants.  There can be no assurances that the Company will be able to raise the additional funds it requires.

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

NOTE 4 -                Note Payable

Note payable consists of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Note payable, due December 5, 2011,
bearing interest at 8% per annum	$56,400	$56,400

NOTE 5 -                Convertible Debt

The Company has issued for aggregate consideration of $25,000 a convertible note. This note bears interest at the imputed IRS rate of .0054% per annum and is due September 28, 2011. The note is convertible into common stock of the Company at the rate of $.25 per share. In addition, upon conversion at maturity date, the Company will issue a 2-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share. The Company has recorded a debt discount in the amount of $19,723 to reflect the value of the warrants as a reduction to the carrying amount of the convertible debt and a corresponding increase to additional paid-in capital. Such discount will be amortized over the term of the debt.   As of June 30, 2011, the convertible note was repaid in full with the remaining discount recorded as interest expense.

NOTE 6 -                Long-Term Debt

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Note payable, due November 22, 2012,
bearing interest at 5% per annum	$25,000	$25,000

Note payable, due January 10, 2013,
bearing interest at 5% per annum	50,000	-
	$75,000	$25,000
Less: Current Portion	(25,000)	-
	$50,000	$25,000

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 -                Loans Payable

Loans payable consist of various advances made to the Company, bearing interest at 8% per annum and payable on demand.  These loans were made by the holder of the Company's promissory note in the amount of $56,400 (see Note 4).

NOTE 8 -                Equity

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

On April 12, 2011, the Company sold 1,000,000 units consisting of 1,000,000 shares of common stock and 500,000 warrants for $250,000.  The warrants are exercisable at $.50 per share and have a two year term

On April 20, 2011, the Company sold 100,000 units consisting of 100,000 shares of common stock and 50,000 warrants for $25,000.  The warrants are exercisable at $.50 per share and have a two year term.

On April 21, 2011, the Company sold 100,000 units consisting of 100,000 shares of common stock and 50,000 warrants for $25,000.  The warrants are exercisable at $.50 per share and have a two year term.

On May 11, 2011, the Company sold 20,000 units consisting of 20,000 shares of common stock and 10,000 warrants for $5,000.  The warrants are exercisable at $.50 per share and have a two year term.

On May 6, 2011, the Company sold 60,000 units consisting of 60,000 shares of common stock and 30,000 warrants for $15,000.  The warrants are exercisable at $.50 per share and have a two year term.

Warrants

During 2011, the Company issued 670,000 warrants in connection with a private placement offering.  The warrants have a term of two years from the date of the subscription agreement and allow investors to purchase one share of common stock for $.50.

Information with respect to warrants outstanding and exercisable at June 30, 2011 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Balance, January 1, 2011	-	-	-
Issued	670,000	$.50	670,000
Exercised	-	-	-
Expired	-	--	-
Balance, June 30,, 2011	670,000	$0.50	670,000

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

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 -              Related Party Transactions

Included in accrued expenses at June 30, 2011 is approximately $8,000 owed to the Company's CEO for reimbursable expenses incurred on behalf of the Company.

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

MUSTANG ALLIANCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 -              Commitment and Contingencies (Continued)

Employment Agreements

On March 22, 2011, the Company entered into a two year employment agreement with Mendel Mochkin, pursuant to which he will be employed on a part time basis.  Mr. Mochkin shall work at least one hundred (100) hours per month on behalf of the Company as the Company's Vice President.  Pursuant to the agreement, his compensation will be $120,000 annually, which shall accrue from the date of the agreement and to be paid at such time when the Company has adequate capital.   On July 25, 2011, the Company entered into a Consultancy Agreement, which replaced in its entirety the Employment Agreement between the Company and Mendel Mochkin dated March 22, 2011. (See Note 13).

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

NOTE 13 -              Subsequent Events

On July 18, 2011 the Company sold 1,000,000 units in consideration of $250,000 consisting of 1,000,000 shares of common stock and 500,000 warrants. Each warrant allows for the purchase one additional share of common stock at a price of $0.50 per share for two years.

On July 19, 2011 we issued 40,000 units to Mark Holcombe, a director of the Company until such date, in consideration of consisting of 40,000 shares of common stock and 20,000 warrants. Each warrant allows Mr. Holcombe to purchase one additional share of common stock at a price of $0.50 per share for two years.  Refer to Form 8-K filed on July 22, 2011.

On July 21, 2011 we issued 100,000 shares to Lawrence H. Wolfe, our Chief Financial Officer, in consideration for the execution and delivery of a consulting agreement with Mr. Wolfe.  Refer to Form 8-K filed on July 22, 2011.

On July 21, 2011 we issued 100,000 shares to Zegal and Ross Capital LLC in consideration for the execution and delivery of a consulting agreement with such person.

On July 25, 2011 we issued 100,000 shares to Mendel Mochkin, a director, in consideration for the execution and delivery of a consulting agreement with such person which replaced in its entirety Mr. Mochkin's employment agreement. Mr. Mochkin is an accredited investor. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Refer to Form 8K filed on July 26, 2011.

On July 19, 2011, Mark Holcombe resigned from his position as a director, effective as of such date.  The board of directors of the Company elected Lawrence H. Wolfe and Robert Faber as members of the Board, to serve until their respective successors are duly appointed and qualified. The Board also elected Mr. Wolfe as Chief Financial Officer.  Refer to Form 8K filed on July 22, 2011.

On July 25, 2011 Landolt Holdings, Inc., assigned to MeM Mining Partners all rights relating to its $50,000 promissory note dated January 10, 2011 at which time $25,000 was paid.  MeM Mining is an entity owned by Mendel Mochkin, a director and officer of the Company.

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

Plan of Operation

We are dependent upon making a gold deposit discovery at the properties. Should we be able to make an economic find, we would then be solely dependent upon the mining operation for our revenue and profits, if any. The probability that reserves that meet SEC guidelines will be discovered on the property is undeterminable at this time. Our properties presently do not have any mineral resources or reserves. There is currently no mining plant or equipment located within the property boundaries. Currently, there is no power supply to the mineral claims. A great deal of work is required on our property before a determination as to the economic and legal feasibility of a mining venture on it can be made.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues

During the three months ended June 30, 2011, we had no revenues. We did not generate any revenues during the three months ended June 30, 2010.

Operating expenses

Costs and expenses for the three months ended June 30, 2011was $135,243, as compared to costs for the three months ended June 30, 2010 of $5,140. These expenses are comprised of professional and consulting fees of $18,220, general and administrative expenses of $71,655 and mining and exploration expenses of $45,368. Operating expenses for the period commencing February 22, 2007 (inception) through June 30, 2011 was $453,863.

Net loss

As a result of the foregoing, for the three months ended June 30, 2011, net loss increased  by $150,917, or 2,481%, to a loss of $156,999, compared to a net loss of $6,082 during the three months ended June 30, 2010.  Net loss for the period commencing February 22, 2007 (inception) through June 30, 2011 was $492,679.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues

During the six months ended June 30, 2011, we had no revenues. We did not generate any revenues during the six months ended June 30, 2010.

Operating expenses

Costs and expenses for the six months ended June 30, 2011 was $273,045, as compared to costs for the six months ended June 30, 2010 of $20,066. These expenses are comprised of professional and consulting fees of $38,791, general and administrative expenses of $118,364 and mining and exploration expenses of $115,899. Operating expenses for the period commencing February 22, 2007 (inception) through June 30, 2011 was $453,863.

Net loss

As a result of the foregoing, for the six months ended June 30, 2011, net loss increased  by $274,656, or 1,192%, to a loss of $297,700, compared to a net loss of $23,044 during the three months ended June 30, 2010.  Net loss for the period commencing February 22, 2007 (inception) through June 30, 2011 was $492,679.

Liquidity and Capital Resources

On June 30, 2011, we had a working capital deficiency of $36,187 and a stockholders' deficiency of $81,187. The increase in working capital deficiency was primarily due to increased consulting fees and general and administrative expenses and related accruals.

We will require additional capital to mine and explore the property in Honduras and estimate that within the next 12 months we will need approximately $1,000,000.

As a result of the sale of common stock and warrants during the third quarter of 2011, we currently have cash on hand of approximately $200,000. Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our units, consisting of a share of common stock and warrants.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of these units to fund our expenses. We do not have any arrangements in place for any other financings.

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

Going Concern Consideration

The Company is a development stage company and has no revenues. The Company incurred a net loss of $156,999_for the three months ended June 30, 2011 and a cumulative net loss of $492,679 from February 22, 2007 (inception) through June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4.      Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Therefore, our internal controls over financial reporting were not effective as of June 30, 2011 based on the material weakness described below:

• we lacked proper procedures in place to track and record expenses;

• we lacked competent financial management personnel with appropriate accounting knowledge and training prior to the engagement of our current Chief Financial Officer;

• we rely on an outside consultant to prepare our financial statements; and

• we have insufficient controls over our period-end financial close and reporting processes.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In order to mitigate the foregoing material weakness, we engaged a CFO who was previously a PCAOB auditor with significant experience in the preparation of financial statements in conformity with U.S. GAAP and an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. We believe that these engagements will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2011, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Although no securities were issued during the three months ended June 30, 2011, the Company issued the following shares in July, 2011:

On July 18, 2011 we sold an aggregate of 1,000,000 units to the following in consideration of an aggregate of $250,000: Eshed-Dash Ltd., 300,000 shares of common stock and 150,000 warrants; Ori Ackerman, 100,000 shares and 50,000 warrants; Amnon Haber 200,000 shares and 100,000 warrants; Fidelity Venture Capital Ltd. 200,000 shares and 100,000 warrants; Ohad Berman 100,000 shares and 50,000 warrants and Daniel Magen 100,000 shares and 50,000 warrants. Each warrant allows the holder to purchase one additional share of common stock at a price of $0.50 per share for two years. The units were sold to the investor pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States and each of the persons named is a non-US person.

On July 19, 2011 we issued 40,000 units to Mark Holcombe, a director of the Company until such date, in consideration of $10,000 consisting of 40,000 shares of common stock and 20,000 warrants. Each warrant allows Mr. Holcombe to purchase one additional share of common stock at a price of $0.50 per share for two years.

On July 21, 2011 we issued 100,000 shares to Lawrence H. Wolfe, our Chief Financial Officer, in consideration for the execution and delivery of a consulting agreement with Mr. Wolfe.

On July 21, 2011 we issued 100,000 shares to Zegal and Ross Capital LLC in consideration for the execution and delivery of a consulting agreement with such person. Zegal and Ross represented to us that it is an accredited investor. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 25, 2011 we issued 100,000 shares to Mendel Mochkin, a director, in consideration for the execution and delivery of a consulting agreement with such person which replaced in its entirety Mr. Mochkin's employment agreement. Mr. Mochkin is an accredited investor. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

On July 25, 2011 $25,000 was used to partially pay the $50,000 convertible note due to Landolt. At which time the note was assigned to MeM Mining, Inc.   MeM is controlled by, Mendel Mochkin, a director of the company.

Otherwise such proceeds will be used to fund the working capital requirements of the company.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Removed and Reserved

Item 5.      Other Information

Item 6.      Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Dated: August 24, 2011	By	/s/ Leonard Sternheim
Name: Leonard Sternheim
Title: President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 24, 2011	By	/s/ Lawrence H. Wolfe
Name: Lawrence H. Wolfe
Title: Chief Financial Officer (Principal Financial and Accounting Officer)