Form 10-Q/A
period 2011-06-30
MUSTANG ALLIANCES, INC.
filed 2011-10-06
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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
New York, NY 10022
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

As of October 3, 2011, 99,880,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q Quarterly Report (the "Amendment") amends the Form 10-Q Quarterly Report of Mustang Alliances, Inc. (the "Company") for the quarter ended June 30, 2011, originally filed with the U.S. Securities and Exchange Commission on August 25, 2011 (the "Original Form 10-Q"). The purpose of this Amendment is to furnish the Section 906 Certification that comprises Exhibit 32.1which was inadvertently omitted from the Original Form 10-Q.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-Q in any way. Those sections of the Original Form 10-Q that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Form 10-Q. Furthermore, the Amendment does not reflect events occurring after the dates of the Original Form 10-Q. Accordingly, the Amendment should be read in conjunction with the Original Form 10-Q.

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

MUSTANG ALLIANCES, INC.

Dated: October 5, 2011	By	/s/ Leonard Sternheim
Name: Leonard Sternheim,
Title: President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: October 5, 2011	By	/s/ Lawrence H. Wolfe
Name: Lawrence H. Wolfe,
Title: Chief Financial Officer (Principal Financial and Accounting Officer)