Form 10-K/A
period 2010-12-31
MUSTANG ALLIANCES, INC.
filed 2011-10-18
CIK 1420421

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number: 333-148431

MUSTANG ALLIANCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	74-3206736
(State of incorporation)	(I.R.S. Employer Identification No.)

2855 N. University Drive Suite 320 Coral Springs, FL 33065
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

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

The number of shares of the issuer’s common stock issued and outstanding as of October 14, 2011 was 99,880,000 shares.

Documents Incorporated By Reference:  None

Explanatory Note

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on April 14, 2011 (“Original Annual Report”), for the purpose of restating the disclosure in Item 9A Controls and Procedures to respond to the SEC’s comments thereto.  Except for the amended disclosure set forth below, this Form 10-K/A has not been updated to reflect events that occurred after April 14, 2011, the filing date of the Original Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.  However, this Form 10-K/A includes Exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of December 31, 2010.

Therefore, our internal controls over financial reporting were not effective as of December 31, 2010 based on the material weaknesses described below:

• we lacked proper procedures in place to track and record expenses;
• we lacked competent financial management personnel with appropriate accounting knowledge and training prior to the engagement of our current Chief Financial Officer;
• we relied on an outside consultant to prepare our financial statements;
• lack of segregation of duties at the Company due to the principal executive officer dealing with general administrative and financial matters; and
• we have insufficient controls over our period-end financial close and reporting processes.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

PART IV

ITEM 15. EXHIBITS

(b) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Date: October 17, 2011	By:	/s/ Leonard Sternheim
Leonard Sternheim
President, Chief Executive Officer, Chairman,
and Director (Principal Executive Officer)

By	/s/ Lawrence H. Wolfe
Lawrence H. Wolfe
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MUSTANG ALLIANCES, INC.

Date: October 17, 2011	By:	/s/ Leonard Sternheim
Leonard Sternheim
President, Chief Executive Officer, Chairman,
and Director (Principal Executive Officer)

Date: October 17, 2011	By	/s/ Lawrence H. Wolfe
Lawrence H. Wolfe
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: October 17, 2011	By	/s/ Mendel Mochkin
Mendel Mochkin
Director

Date: October 17, 2011	By	/s/ Robert T. Faber
Robert T. Faber
Director