Form 10-Q/A
period 2011-03-31
MUSTANG ALLIANCES, INC.
filed 2011-10-18
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

As of October 17, 2011, 99,880,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Explanatory Note

This Form 10-Q/A is being filed as Amendment No. 1 to our Current Report on Form 10-Q for the quarter ended March 31, 2011, which was filed with the SEC on May 23, 2011 (“Original Report”), for the purpose of restating the disclosure in Item 9A Controls and Procedures to respond to the SEC’s comments thereto.  Except for the amended disclosure set forth below, this Form 10-Q/A has not been updated to reflect events that occurred after May 23, 2011, the filing date of the Original Report.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.  However, this Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of March 31, 2011.

Therefore, our internal controls over financial reporting were not effective as of March 31, 2011 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2011, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 6. EXHIBITS

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

MUSTANG ALLIANCES, INC.

Dated: October 17, 2011	By:	/s/ Leonard Sternheim
Leonard Sternheim
President, Chief Executive Officer and Chairman (Principal Executive Officer)