Form 10-Q
period 2011-09-30
MUSTANG ALLIANCES, INC.
filed 2011-11-21
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of November 18, 2011, 100,038,258 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MUSTANG ALLIANCES, INC..
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$62,206	$6,767
Prepaid expense	37,111	-
Total current assets	99,317	6,767

Other Assets:
Mining leases	-	2,500
Total other assets	-	2,500

Total Assets	$99,317	$9,267

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)

Current Liabilities:
Accrued expenses	$1,586	$39,111
Notes payable - related party	-	56,400
Loans payable - related party	-	23,471

Due to shareholder	-	6,000
Total current liabilities	1,586	124,982

Long term debt - related party	25,000	25,000

Total Liabilities	26,586	149,982

Commitments and contingencies

Stockholder's Equity(Deficiency)
Preferred stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares
authorized, 99,880,000 shares issued and 100,038,258 shares
outstanding at September 30, 2011 and 107,200,000 at December 31, 2010	9,988	10,720
Common shares issuable	35,000	-
Additional paid in capital	843,284	43,544
Deficit accumulated during the exploration stage	(815,541)	(194,979)

Total Stockholders' Equity (Deficiency)	72,731	(140,715)

Total Liabilities and Stockholders' Equity(Deficiency)	$99,317	$9,267

The accompanying notes are an integral part of these unaudited condensed financials statements.

MUSTANG ALLIANCES, INC..
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS' OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period February 22, 2007 (Inception) to September 30,
	2011	2010	2011	2010	2011

Net Revenues	$-	$-	$-	$-	$-

Cost and Expenses:
Professional fees	31,016	7,000	69,807	26,279	238,903
Consulting fees	269,181	-	361,356	-	361,356
General and administrative expenses	19,835	625	46,023	1,612	56,600
Start up costs	-	-	-	-	1,145
Mining and exploration costs	2,424	-	118,314	-	118,314

Total costs and expenses	322,456	7,625	595,500	27,891	776,318

Operating Loss	(322,456)	(7,625)	(595,500)	(27,891)	(776,318)

Other (Expenses)
Interest expense	(407)	(1,597)	(5,339)	(4,375)	(19,500)
Amortization of debt discount	-	-	(19,723)		(19,723)

Total Other (Expense)	(407)	(1,597)	(25,062)	(4,375)	(39,223)

Net Loss	$(322,863)	$(9,222)	$(620,562)	$(32,266)	$(815,541)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	99,505,435	10,900,000	104,361,685	10,900,000

The accompanying notes are an integral part of these unaudited condensed financials statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION  STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION)  TO SEPTEMBER 30, 2011
(UNAUDITED)

	Common Stock		Paid-In	Common Shares	Accumulated Deficit During theExploration
	Shares	Amount	Capital	Issuable	Stage	Total
Balance, February 22 2007	-	$-	$-		$-	$-

Common Stock Issued to Founders at
$.0000125 Per Share, February 22, 2007	64,000,000	6,400	(5,600)		-	800

Net Loss for the Period	-	-	-		(4,498)	(4,498)
Balance, December 31, 2007	64,000,000	6,400	(5,600)		(4,498)	(3,698)

Common Stock Issued to Investors at $.002 Per
Share, Net of Offering Costs, February 20, 2008	22,400,000	2,240	42,724		-	44,964

Common Stock Issued for Services at $.0075
Per Share, February 25, 2008	800,000	80	5,920		-	6,000

Net Loss for the Year Ended December 31, 2008	-	-	-		(91,106)	(91,106)
Balance, December 31, 2008	87,200,000	8,720	43,044		(95,604)	(43,840)

Net Loss for the Year Ended December 31, 2009	-	-	-		(29,939)	(29,939)
Balance, December 31, 2009	87,200,000	8,720	43,044		(125,543)	(73,779)

Common Stock Issued for Mining Lease at $.000125
Per Share, December 15, 2010	20,000,000	2,000	500		-	2,500

Net Loss for the Year Ended December 31, 2010	-	-	-		(69,436)	(69,436)
Balance, December 31, 2010	107,200,000	10,720	43,544		(194,979)	(140,715)

Common Stock Issued for Mining Lease at $.000125
Per Share, February 22, 2011 (Unaudited)	20,000,000	2,000	500		-	2,500

Sale of Stock and Warrants at $.25 Per Share,
March 28, 2011 (Unaudited)	60,000	6	14,994		-	15,000

Retirement of 30,000,000 Shares of Common Stock
as Contributed Capital on March 31, 2011 by Chief
Executive Officer (Unaudited)	(30,000,000)	(3,000)	3,000		-	-

Discount on Convertible Debt (Unaudited)	-	-	19,723		-	19,723

Sale of Stock and Warrants at $.25 Per Share,
June 2011 (Unaudited)	1,280,000	128	319,872		-	320,000

Sale of Stock and Warrants at $.25 Per Share	1,000,000.00	100.00	249,900.00			250,000
July 2011(Unaudited)

Stock issued for services, July 2011 (Unaudited)	340,000.00	34.00	81,966.00			82,000

Debt forgiveness, July 2011(Unaudited)			97,784.70			97,785

Consulting fees forgiveness, July 2011(Unaudited)			12,000.00			12,000

Common shares issuable(158,258 shares)	158,258			35,000.00		35,000
to consultants, Q3 2011(Unaudited)

Net Loss for the Nine Months Ended
September 30, 2011 (Unaudited)	-	-	-		(620,562)	(620,562)

Balance, September 30, 2011 (Unaudited)	100,038,258	$9,988	$843,284	$35,000	$(815,541)	$72,731

The accompanying notes are an integral part of these unaudited condensed financials statements.

MUSTANG ALLIANCES, INC..
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended		For the Period February 22, 2007 September 30,
	2011	2010	2011

Cash Flows from Operating Activities:
Net Loss	$(620,562)	$(32,266)	$(815,541)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Common Stock Issued for Services	82,000	-	88,000
Common Stock Issuable for Services	35,000		35,000
Mining lease	2,500		5,000
Amortization of Debt Discount	19,723	-	19,723
Changes in Assets and Liabilities:
Increase in Prepaid Expense	(37,111)	-	(37,111)
Decrease in Mining Leases	2,500	-	-
(Decrease)Increase in Accrued Expenses	(13,611)	18,100	25,500

Net Cash Used in Operating Activities	(529,561)	(14,166)	(679,429)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	75,000	14,741	185,871
Proceeds from Sale of Common Stock
and Warrants	585,000	-	655,800
Repayment of Borrowings	(75,000)		(75,000)
Payments of Deferred Offering Costs	-	-	(25,000)
Expenses of Offering	-	-	(36)

Net Cash Provided by Financing Activities	585,000	14,741	741,635

Increase in Cash	55,439	575	62,206

Cash – Beginning of Period	6,767	604	-

Cash – End of Period	$62,206	$1,179	$62,206

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
Deferred Offering Costs Recorded in Accounts
Payable	$-	$-	$7,500
Debt forgiveness	$97,785	$-	$97,785
Consulting fees forgiveness	$12,000	$-	$12,000

The accompanying notes are an integral part of these unaudited condensed financials statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	Organization and Basis of Presentation

Mustang Alliances, Inc. (“the Company”) was incorporated on February 22, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered an exploration stage company.  The Company originally intended to market and sell anti-lock braking systems produced in China to the auto parts and auto manufacturing market in the United States.  The Company has since abandoned its business plan and was seeking an operating company with which to merge or acquire.  Currently, we are no longer a blank check company as we have a specific business plan.  We are an exploration-stage mining company and as a result of the execution and delivery of the lease agreements, we are now in the business of exploring mineral properties.  There is no assurance, however, that the Company will achieve its objectives or goals.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 -	Going Concern and Significant Accounting Policies

 Going Concern

The Company is an exploration and had no revenues and has incurred a net loss of approximately $620,562 for the nine months ended September 30, 2011 and a cumulative net loss of approximately $815,541 for the period February 22, 2007 (inception) to September 30, 2011.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	Going Concern and Significant Accounting Policies

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011 and December 31, 2010, the Company had no cash equivalents.

 Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of September 30, 2011 and 2010, the Company has 4,690,000 and 0 warrants and options that are anti-dilutive and not included in diluted loss per share respectively.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

Mining Properties (Exploration Costs)

Costs of acquiring mining properties and any exploration costs are capitalized as incurred,in accordance with FASB Accounting Standards Codification No. 930, Extractive Activities – Mining, when proven and probable reserves exist and the property is a commercially mineable property. Mine exploration costs incurred either to develop new gold, silver, lead and copper deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of the carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

Stock-Based Compensation

In December 2004, the FASB issued ASC No. 718, Compensation – Stock Compensation (“ASC 718”).  Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments (“instruments”) issued to persons other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718.  ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments.  In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 -	Mining Leases

On December 13, 2010 the Company entered into a lease agreement to explore certain mining concessions in Honduras.  The Company issued 20,000,000 shares of common stock, valued at $2,500 for this lease that was charged to mining exploration costs.

On February 22, 2011 the Company entered into a second lease agreement to explore certain mining concessions in Honduras.  The Company issued 20,000,000 shares of common stock, valued at $2,500 for this lease that was charged to mining exploration costs.

NOTE 4 -	Notes Payable to Related Parties:

Convertible Debt

The Company has issued for aggregate consideration of $25,000 a convertible note to a related party. This note bears interest at the imputed IRS rate of .0054% per annum and is due September 28, 2011. The note is convertible into common stock of the Company at the rate of $.25 per share. In addition, upon conversion at maturity date, the Company will issue a 2-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share. The Company has recorded a debt discount in the amount of $19,723 to reflect the value of the warrants as a reduction to the carrying amount of the convertible debt and a corresponding increase to additional paid-in capital. Such discount was amortized over the term of the debt.  As of September 30, 2011, the convertible note was repaid in full with the remaining discount recorded as interest expense.

Notes Payable:

On June 15, 2011, the loans payable to First Line Capital, a related party, including accrued interest in the amount of $97,784 was forgiven. The Company has recorded the carrying amount of debt with accrued interest as an increase to additional paid-in capital.

On July 25, 2011, repayment for $25,000 was made for the $50,000 note due to Landolt, a company owned by a director of the Company. At which time the note was assigned to MeM Mining, Inc.   MeM is controlled by, Mendel Mochkin, a director of the company.  As of September 30, 2011, the Principle balance due was $25,000, is unsecured and is due January 2013 with accrued interest at 5%.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 -	Common Stock

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

On December 13, 2010 the Company issued 20,000,000 shares of common stock as payment for certain mining leases in Honduras at a value of $2,500.

On February 22, 2011 the Company issued 20,000,000 shares of common stock as payment for certain additional mining leases in Honduras at a value of $2,500.

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

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On July 19, 2011, the Company issued 40,000 units to Mark Holcombe, a director of the Company until such date, in consideration of consisting of 40,000 shares of common stock and 20,000 warrants. Each warrant allows Mr. Holcombe to purchase one additional share of common stock at a price of $0.50 per share for two years.  The shares were valued at $.25 per share, the fair value on the date of grant.

On July 21, 2011, the Company issued 100,000 shares to Lawrence H. Wolfe, our Chief Financial Officer, in consideration for the execution and delivery of a consulting agreement with Mr. Wolfe.  The shares were valued at $.24 per share, the fair value on the date of grant.

On July 21, 2011, the Company issued 100,000 shares to Zegal and Ross Capital LLC in consideration for the execution and delivery of a consulting agreement. The shares were valued at $.24 per share, the fair value on the date of grant.

On July 25, 2011, the Company issued 100,000 shares to Mendel Mochkin, a director, in consideration for the execution and delivery of a consulting agreement with such person which replaced in its entirety Mr. Mochkin's employment agreement. Mr. Mochkin is an accredited investor. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  The shares were valued at $.24 per share, the fair value on the date of grant.

On July 27, 2011 the Company sold 1,000,000 units in consideration of $250,000 consisting of 1,000,000 shares of common stock and 1,000,000 warrants. Each warrant allows for the purchase one additional share of common stock at a price of $0.50 per share for two years.

At September 30, 2011 the Company has 158,258 shares issuable to officers and directors with a fair value of $35,000 in connection with certain consulting agreements.  These shares were valued at the fair value on the date of grant.  (See note 8).

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants

During 2011, the Company issued 1,690,000 warrants in connection with a private placement offering. The warrants have a term of two years from the date of the subscription agreement and allow investors to purchase one share of common stock for $.50.  At September 30, 2011 all warrants have a remaining contractual life of 2 years.

Information with respect to warrants outstanding and exercisable at September 30, 2011 is as follows:

Nine Months Ended, September 30, 2011:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Warrants outstanding, January 1, 2011	-	-	-
Issued	1,690,000	$0.50	1,690,000
Exercised	-	-	-
Expired	-	--	-
Warrants outstanding, September 30, 2011	1,690,000	$0.50	1,690,000

Options

The Company has Consultancy agreements that contain provisions for the issuance and granting of options aggregating 3,000,000 shares at $.50 per share  that are predicated on the Company reaching certain milestones in the production of gold.  As of September 30, 2011, none of the milestones have been met and accordingly such options have not been granted or issued.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -	Preferred Stock

The Company has 5,000,000 preferred shares authorized that the Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock.  Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 7 -	Commitment and Contingencies

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

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Employment Agreements

On March 22, 2011, the Company entered into a two year employment agreement with Mendel Mochkin, pursuant to which he will be employed on a part time basis.  Mr. Mochkin shall work at least one hundred (100) hours per month on behalf of the Company as the Company's Vice President.  Pursuant to the agreement, his compensation will be $120,000 annually, which shall accrue from the date of the agreement and to be paid at such time when the Company has adequate capital.   On July 25, 2011, the Company entered into a Consultancy Agreement, which replaced in its entirety the Employment Agreement between the Company and Mendel Mochkin dated March 22, 2011.  (See Note 8)

On March 22, 2011, the Company entered into a two year employment agreement with Leonard Sternheim, pursuant to which he will be employed on a part time basis.  Mr. Sternheim shall work at least one hundred fifty (150) hours per month on behalf of the Company as its Chief Executive Officer.  Pursuant to the agreement, his compensation will be $120,000 annually, which shall accrue from the date of the agreement and to be paid at such time when the Company has adequate capital. In July, 2011 this agreement was nullified.  Mr. Sternheim is currently acting in a consultancy capacity as the Company’s Chief Executive Officer. (See Note 8)

NOTE 8 –	Related Parties

Consulting Agreements

On July 21, 2011, the Company entered into a consulting agreement with Lawrence H. Wolfe, pursuant to which he will work as Chief Financial Officer. Pursuant to the agreement, 100,000 shares were issued in consideration for the execution and delivery of the agreement (See note 5). His compensation will be $150,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of Option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. For the three and nine months ended September 30, 2011, Mr. Wolfe has earned $59,000  and an aggregate of 68,560 shares pursuant to his consulting agreement with a fair value of $.22 per share.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On July 25, 2011, the Company entered into a Consultancy Agreement with Mendel Mochkin, which replaced in its entirety the Employment Agreement dated March 22, 2011(See note 7). Pursuant to the agreement, his compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of Option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. For the three and nine months ended September 30, 2011, Mr. Mendel has been paid $67,056 and $97,056, respectively, and an aggregate of 54,859 shares pursuant to his consulting agreement with a fair value of $.22 per share.

On July 21, 2011, the Company entered into a Consultancy Agreement with Zegal and Ross Capital LLC. which represented as an accredited investor. Pursuant to the agreement, 100,000 shares was issued in consideration for the execution and delivery of the agreement (See note 5). The compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of option shall vest on January 1st and half on June 1st following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. For the three and nine months ended September 30, 2011, Zegal and Ross has earned $20,000 and an aggregate of 34,859 shares pursuant to the consulting agreement with a fair value of $.23 per share.

Mr. Sternheim is currently on a month-to-month arrangement with the company and has been paid $59,943 and $119,943 for the three months and nine ended September 30, 2011, respectively. .  Additionally, The Company has incurred travel expenses on behalf of Mr. Sternheim totaling approximately $10,700 and $34,100 for the three months and nine months ended September 30, 2011.

Subsequent to September 30, 2011 but prior to the issuance of the common stock referred to above, the consulting agreements have been amended to include a $.25 (cents) per share price floor on the valuation of the common stock.  This amendment will expire on February 22, 2012.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 -	Change of Management and Control

On November 29, 2010, Joseph Levi, the principal shareholder of the Company entered into a stock purchase agreement which provided for the sale of 60,000,000  shares of common stock of the Company (the "Purchased Shares") to Leonard Sternheim (the Purchaser).  The consideration paid for the Purchased Shares, which represented at the time of the transaction 68.81% of the issued and outstanding shares of the Company was $7,500.  The Purchaser used his personal funds to acquire these shares.

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

NOTE 10 –	Subsequent Events

On October 24, 2011, we issued 20,000 shares to Ben Lafazan and 20,000 shares to Barry Wolinetz as partial settlement for services rendered with a fair value of $.24 per share.

Subsequent to September 30, 2011, but prior to the issuance of the common stock referred to above,(Note 8) the consulting agreements have been amended to include a $.25 (cents) per share price floor on the valuation of the common stock.  This amendment will expire on February 22, 2012.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues

During the three months ended September 30, 2011, we had no revenues. We did not generate any revenues during the three months ended September 30, 2010.

Operating expenses

Costs and expenses for the three months ended September 30, 2011was $322,456, as compared to costs for the three months ended September 30, 2010 of $7,625. These expenses are comprised of professional fees of $31,016, consulting fees of $269,181, general and administrative expenses of $19,835, and mining and exploration expenses of $2,424. Operating expenses for the period commencing February 22, 2007 (inception) through September 30, 2011 was $776,318.

Net loss

As a result of the foregoing, for the three months ended September 30, 2011, net loss increased  by $313,641, or 3,271%, to a loss of $322,863, compared to a net loss of $9,222 during the three months ended September 30, 2010.  Net loss for the period commencing February 22, 2007 (inception) through September 30, 2011 was $815,541.

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenues

During the nine months ended September 30, 2011, we had no revenues. We did not generate any revenues during the nine months ended September 30, 2010.

Operating expenses

Costs and expenses for the nine months ended September 30, 2011 was $595,500, as compared to costs for the nine months ended September 30, 2010 of $27,891. These expenses are comprised of professional fees of $69,807, consulting fees of $361,356, general and administrative expenses of $46,023 and mining and exploration expenses of $118,314.

Net loss

As a result of the foregoing, for the nine months ended September 30, 2011, net loss increased by $588,296, or 1,823%, to a loss of $620,562, compared to a net loss of $32,266 during the nine months ended September 30, 2010.  Net loss for the period commencing February 22, 2007 (inception) through September 30, 2011 was $815,541.

Liquidity and Capital Resources

On September 30, 2011, we had a working capital of $97,731 and a stockholders' equity of $72,731. The source of which was primarily due to proceeds received from issuance of stock.

We will require additional capital to mine and explore the property in Honduras and estimate that within the next 12 months we will need approximately $1,000,000.

As a result of the sale of common stock and warrants during 2011, we currently have cash on hand of approximately $62,000. Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our units, consisting of a share of common stock and warrants.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of these units to fund our expenses. We do not have any arrangements in place for any other financings.

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

Going Concern Consideration

The Company is a exploration stage company and has no revenues. The Company incurred a net loss of $620,562 for the nine months ended September 30, 2011 and a cumulative net loss of $815,541 from February 22, 2007 (inception) through September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds through the issuance of the common stock and warrants described above.  There can be no assurances that the Company will be able to raise the additional funds it requires.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September30, 2011 and December 31, 2010, the Company had no cash equivalents.

 Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of September 30, 2011 and 2010, the Company has 4,690,000 and 0 warrants and options that are anti-dilutive and not included in diluted loss per share respectively.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

Mining Properties (Exploration Costs)

Costs of acquiring mining properties and any exploration costs are capitalized as incurred,in accordance with FASB Accounting Standards Codification No. 930, Extractive Activities – Mining, when proven and probable reserves exist and the property is a commercially mineable property. Mine exploration costs incurred either to develop new gold, silver, lead and copper deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of the carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

Stock-Based Compensation

In December 2004, the FASB issued ASC No. 718, Compensation – Stock Compensation (“ASC 718”).  Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments (“instruments”) issued to persons other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718.  ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments.  In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

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

Our internal controls over financial reporting were reported as not effective prior to the quarter ended September 30, 2011 based on the material weakness described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective prior to the quarter ended September 30, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.
Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
During the quarter ended September 30, 2011 management in an effort to mitigate the foregoing material weakness, engaged a CFO who was with significant experience in the preparation of financial statements in conformity with U.S. GAAP and an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. We believe that these engagements will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2011, management made the changes in their system of internal control over financial reporting as described above, management believes these changes will mitigate the concerns over financial reporting that has been previously identified.

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

Unregistered Sales of Equity Securities

The Company issued the following shares during the third quarter of 2011:

On July 18, 2011, we sold an aggregate of 1,000,000 units to the following in consideration of an aggregate of $250,000: Eshed-Dash Ltd., 300,000 shares of common stock and 150,000 warrants; Ori Ackerman, 100,000 shares and 50,000 warrants; Amnon Haber 200,000 shares and 100,000 warrants; Fidelity Venture Capital Ltd. 200,000 shares and 100,000 warrants; Ohad Berman 100,000 shares and 50,000 warrants and Daniel Magen 100,000 shares and 50,000 warrants. Each warrant allows the holder to purchase one additional share of common stock at a price of $0.50 per share for two years. The units were sold to the investor pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States and each of the persons named is a non-US person.

On July 19, 2011, we issued 4,000 units to Mark Holcombe, a director of the Company until such date, in consideration of $10,000 consisting of 40,000 shares of common stock and 20,000 warrants. Each warrant allows Mr. Holcombe to purchase one additional share of common stock at a price of $0.50 per share for two years.

On July 21, 2011, we issued 100,000 shares to Lawrence H. Wolfe, our Chief Financial Officer, in consideration for the execution and delivery of a consulting agreement with Mr. Wolfe.  Through September 30, 2011, Mr. Wolfe has earned an aggregate of 68,560 shares pursuant to his consulting agreement.

On July 21, 2011, we issued 100,000 shares to Zegal and Ross Capital LLC in consideration for the execution and delivery of a consulting agreement with such person. Zegal and Ross represented to us that it is an accredited investor. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Through September 30, 2011, Zegal and Ross earned an aggregate of 34,849 shares pursuant to their consultant agreement.

On July 25, 2011, we issued 100,000 shares to Mendel Mochkin, a director, in consideration for the execution and delivery of a consulting agreement with such person which replaced in its entirety Mr. Mochkin's employment agreement. Mr. Mochkin is an accredited investor. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Through September 30, 2011, Mr. Mochkin earned an aggregate of 54,849 shares pursuant to his consulting agreement.

On October 24, 2011, we issued 20,000 shares to Ben Lafazan and 20,000 shares to Barry Wolinetz as partial settlement for services rendered.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

On July 25, 2011 $25,000 was used to partially pay the $50,000 convertible note due to Landolt. At which time the note was assigned to MeM Mining, Inc. MeM is controlled by, Mendel Mochkin, a director of the company.

Otherwise such proceeds will be used to fund the working capital requirements of the company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith) *

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith) *

101 **
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i)  Balance Sheet, (ii) Statement of Operations, (iii)  Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.

_____
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Dated: November 21, 2011	By	/s/ Leonard Sternheim
Name: Leonard Sternheim,
Title: President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 21, 2011	By	/s/ Lawrence H. Wolfe
Name: Lawrence H. Wolfe,
Title: Chief Financial Officer (Principal Financial and Accounting Officer)