Form 10-K
period 2011-12-31
MUSTANG ALLIANCES, INC.
filed 2012-04-09
CIK 1420421

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 000-54212

MUSTANG ALLIANCES, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	74-3206736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter: $16,875,000 based upon $1.00 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of April 6, 2012 was 100,622,516 shares.

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

Corporate Background

Mustang Alliances, Inc. was incorporated on February 22, 2007, in the State of Nevada. We were focused on the business of marketing and selling anti-lock braking systems produced in China to the auto parts and auto manufacturing market of the United States. Since inception, the Company conducted virtually no business other than organizational matters, filing its Registration Statement on a Form SB-2 with the Securities and Exchange Commission, file number 333-148431 (the “Registration Statement”) in January 2008, and filing periodic reports with the SEC pursuant to the reporting requirements of Securities Exchange Act of 1934, as amended.

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

On November 22, 2010, we borrowed $25,000 from Sara Laufer pursuant to the terms of a promissory note,.  The $25,000 loan plus interest at the rate of 5% per annum is due and payable on November 22, 2012. The loan may be prepaid at any time without penalty or interest and is unsecured. The loan was repaid in full in August, 2011.

On November 29, 2010, Joseph Levi, the then principal shareholder of the Company, entered into a Stock Purchase Agreement which provided for the sale of 60,000,000 shares of common stock (which represented 55.97% of the then issued and outstanding share capital of the Company on a fully-diluted basis), to Leonard Sternheim for $7,500.
Effective as of November 29, 2010, in connection with the sale Joseph Levi resigned from his positions as officer and director of the Company, and the Board of Directors of the Company elected Leonard Sternheim as President, Chief Executive Officer, Chief Financial Officer and a director of the Company.

On December 15, 2010, the Company notified the FINRA of its intention to implement a 1 for 8 share dividend or forward stock split of its issued and outstanding common stock to the holders of record as of December 27, 2010. The forward stock split became effective on January 3, 2011.

On March 17, 2011, we appointed Mark Holcombe and Mendel Mochkin as directors and Mr. Mochkin as a Vice President.

On July 22, 2011, Mr. Holcombe resigned as a director and Lawrence Wolfe was appointed a director and Chief Financial Officer and Robert Faber was appointed director and, on February 1, 2012 President of the Company.

Business Overview

Currently, we have a specific business plan that we are pursuing as aggressively as possible within the limits of our resources. We are an exploration-stage company as defined by the SEC and as a result of the execution and delivery of the Lease Agreements described below, we are now in the business of exploring, and if warranted, advancing mineral properties. Our primary focus is in the gold sector and our current mineral properties consist of the properties known as Corpus I, II, II and IV mining concessions and the Potosi concession (collectively, the “Properties”) located in Honduras.

On December 2, 2010, we executed a Lease Agreement with Compania Minera Cerros Del Sur, S.A., a corporation organized under the laws of Honduras (“Cerros”), and Mayan Gold, Inc., a Nevada corporation (“Mayan Gold”) pursuant to which Cerros, the registered owner of Corpus IV, leased us the exclusive right to prospect, explore and mine for minerals in this property in Honduras. The Lease Agreement continues until the Honduran government grants Cerros the right to assign the property's mining concessions to the Company, at which time Cerros will transfer title to the mining concessions to us. In consideration for such rights, we issued an aggregate of  200,000,000 shares of common stock to Mayan Gold, the beneficial owner of 100% interest in Corpus IV. In accordance with the Lease Agreements, as further consideration for the rights granted, we agreed to pay Cerros $1,500 no later than April 1st of each year. Cerros also granted us an option to acquire exclusive rights to properties known as Corpus I, II, and III concessions and the Potosi concession.

Prior to February 9, 2010, Cerros was a wholly owned subsidiary of Mayan Gold.  When Mayan Gold sold all of its shares in Cerros to Razor Resources, Inc. (“Razor”) on such date, Mayan Gold retained all mining rights to the Properties and certain other assets that were in the name of Cerros. As a part of the sales transaction, Cerros and Razor entered into an agreement pursuant to which Cerros is contractually obligated to transfer those concessions and the other assets to transferees as directed by Mayan Gold from time to time. Since Razor is the title owner of all the shares of Cerros, Razor was required to represent to Mayan Gold and us that it has absolutely no direct or indirect title or interest in any of the Properties or any of the shares being issued to Mayan Gold.

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

Our Exploration Project

We are a natural resource company engaged in the exploration of mineral properties located in Honduras known as the Corpus I, II, II, IV mining concessions and the Potosi concession. The Properties are presently in the exploration stage.

Strategy

We are a company early in the implementation of our business plan and performing those tasks necessary to raise the appropriate funding to complete our business plan. Our primary focus in the natural resource sector is gold.  Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves.

Though it is possible to take a resource property that hosts a viable ore deposit into mining production, we believe that the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term.  Therefore, we intend to develop joint ventures or sell any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. We believe that selling or partnering a deposit found by us to major mining companies, would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves and future capital for the Company to continue operations.

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

The Properties are located within the western Interior Highlands topographical province, a mountainous area that is covered mainly by short grasses and open pine and oak forests. Moderate relief with relatively steep slopes characterizes the area. The Property area occurs in one of the major mining districts in Honduras.  It is located within the El Tabanco gold trend. It is in the municipality of El Corpus, in the eastern part of the state of Choluteca, SW Honduras. The Properties have a total area of approximately 11,860 acres (4,8000 hectares). It is situated approximately 85 kilometers SSE of the capital city of Tegucigalpa and approximately 30 kilometers East of a deep water port on the Gulf of Fonseca. Access to the district is by paved highway South from Tegucigalpa to Choluteca, and from there east on secondary and tertiary roads for approximately 20 kilometers.

BELIZE
Gulf of Honduras
CARIBBEAN SEA
Swan Is.
Bay Islands
Utila
Roatán
Guanaja
Puerto Cortés
Trujillo
GUATEMALA
La Ceiba
San Pedro Sula
Caratasca Lagoon
HONDURAS
Puerto Lempira
Copán
Juticalpa
Comayagua
Celaque 2849m
TEGUCIGALPA
NICARAGUA
EL SALVADOR
Choluteca
Gulf of Fonseca
Pan-American Hwy
492000
496000
500000
504000
508000
512000
1474000
1471000
1468000
1465000
N
S
E
W
SANTA ANA DE YUSGUARE
CORPUS IV
CORPUS III
EL CORPUS
SAN MARCOS DE COLON
PANTALEON
Bonanza Nø 2
CHOLUTECA
La Moloncosa
Baldoquin
CLAVO RICO
CERRO POTOSI
El Corpus
El Corpus I
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

Geological Exploration Program

The Company will need to raise funds to finance geological exploration on the Properties.

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

Employees

We currently have no employees other than our current officers. All functions including development, strategy, negotiations and administration are currently being provided by our officers.

Item 1A.  Risk Factors

RISK FACTORS RELATING TO OUR BUSINESS

We are an exploration stage company, have generated no revenues to date and have a limited operating history upon which we may be evaluated.

We were incorporated on February 22, 2007 and have generated no revenues from operations to date.  To date, the Properties that we have leased are early stage mineral properties without known resources or reserves. It is difficult to evaluate our business because we have a limited history, do not have any resources or experience in this business before. We are an exploration stage company with no known commercially viable deposits, or “resources”, or "reserves" on the Properties. Determination of the existence  of  a  resource or reserve  will  depend  on appropriate and  sufficient  exploration  work  and the  evaluation  of  legal, economic, and environmental  factors. Even if we obtain the resources to mine the property, if we fail to find a commercially viable deposit on the Properties, our financial condition and results of operations will suffer.  If we cannot generate income from the Properties, we will have to cease operations which will result in the loss of your investment.

We expect losses in the future because we have no revenue to offset losses.

Since inception on February 22, 2007 through December 31, 2011, we have incurred a net loss of $1,093,452 and a loss from operations of $1,053,914.  As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the exploration of our Properties. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our success is dependent on our ability to explore and develop our mineral Properties.

We hope to generate revenues from the sale of minerals from our leased exploration Properties located in Honduras.  We cannot guarantee that we will ever be successful in doing this. Currently we do not even possess sufficient funds to explore the Properties. Therefore, it is not possible for us to predict the future level of production, if any, or if we will be able to effectuate our business plan. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

Our independent auditor has issued a going concern opinion after auditing our financial statements; our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to explore and develop the Properties.  The Company had no revenues and incurred a net loss of $898,473 for the year ended December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  Any additional equity financing may involve substantial dilution to our then existing shareholders. During the year ended December 31, 2011 the Company borrowed $25,000 for working capital purposes.  Notwithstanding the loans, we will continue to require additional financing to execute our business strategy.  We are totally dependent on external sources of financing for the foreseeable future, of which we have no commitments and on our ability to attract and receive additional funding from the sale of securities or outside sources such as private investment or a strategic partner. We currently have no agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations.  After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant.

There is no assurance that we can establish the existence of any mineral resource on the Properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Since we have not yet begun exploration work on the Properties, we have not established that such Properties contain any mineral reserve. There can be no assurances that we will be able to explore such Properties. If we are unable to do so, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission (“SEC”) in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the SEC's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on the Properties, there can be no assurance that we will be able to develop such Property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our Properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs or at all. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral Properties. If we cannot accomplish these objectives, our business could fail.

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

We must raise capital to determine if there are resources on the Properties. If we do discover mineral resources in commercially exploitable quantities on our Properties, we will need to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, we will not be able to effectuate our business plan and our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantities, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

An additional risk exists from trespassers entering the Properties and absconding with our property, both exploration equipment as well as soil and possible resources. We currently do not have anything to protect ourselves from this risk.

The loss of our executive officers or the failure to hire qualified employees or consultants would damage our business.

Because of the highly technical nature of our business, we will need to depend greatly on attracting and retaining experienced management and highly qualified and trained personnel.  We compete with other companies intensely for qualified and well trained professionals in our industry. Failure to hire a sufficient number of qualified and experienced professionals, will have a material adverse effect on our capacity to sustain and grow our business .

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

The Company is undertaking a mining venture in Honduras, a third world country.  As such, it is possible that the political environment could become unstable and a foreign operation such as our proposed one could be adversely affected by government expropriation, the inability to secure needed government permits and cooperation, and a condition not physically safe for foreign laborers or management. If any of these situations would occur, we would have to suspend operations in Honduras, which would prevent us from exploring our Properties..

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

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, manpower and certain equipment such as bulldozers and excavators that we might need to conduct exploration. If there is a shortage or scarcity, we cannot compete with larger companies in the exploration industry for supplies, manpower and equipment.  Currently we have no funds to explore the Properties in Honduras. In the event that the prices for such resources rise above our affordability levels, we may have to delay or suspend operations.  In the event we are forced to limit our exploration activities, we may not find any minerals, even though our Properties may contain mineralized material. Without any minerals we cannot generate revenues and you may lose your investment.

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

Our proposed business is subject to the usual hazards inherent in exploring for minerals, such as general accidents, explosions, chemical exposure, and cratering.  The occurrence of these or similar events could result in the suspension of operations, damage to or destruction of the equipment involved and injury or death to personnel. Operations also may be suspended because of machinery breakdowns, abnormal climatic conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any such contingency would require us to incur additional costs and force us to cease our operations, which will cause you a loss of your investment.

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

Damage to the environment could result from our operations which could subject us to substantial fines and penalties.

Our operations and property are subject to extensive federal, state, and local laws and regulations relating to environmental protection, including the generation, storage,handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences, (ii) restrict the types, quantities and concentration of various substances that can be released into the environment in connection with exploration activities, (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas,(iv) require remedial measures to mitigate pollution from former operations and (v) impose substantial liabilities for pollution resulting from our proposed operations.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulation could expand and have a greater impact on future mineral exploration operations.  Although our management intends to comply with all legislation and/or actions of local, state and federal governments, non-compliance with applicable regulatory requirements could subject us to substantial penalties, fines and regulatory actions, the cost of which could harm our results of operations.  Our cost of doing business may be affected by the regulatory burden on the mineral industry since the rules and regulations frequently are amended or interpreted.  We cannot predict the future cost or impact of complying with these laws. We cannot be sure that our proposed business operations will not violate environmental laws in the future.

 Access to our Properties is limited during inclement weather conditions which could result in delays in our explorations.

The business of mining for gold and other metals is generally subject to a number of risks and hazards including natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Access to our Properties may be restricted during these weather conditions. As a result, any attempt to test or explore the property is largely limited to the times when weather conditions permits such activities. These limitations may result in significant delays in exploration efforts. Such delays may have a significant negative effect on our results of operations.

RISK FACTORS RELATING TO OUR COMMON STOCK

We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $.0001 per share, of which 100,217,516 shares were outstanding as of December 31, 2011. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common stock is subject to the "penny stock" rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

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

 As a company registered with the SEC, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting.  We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Development of our business will necessitate ongoing changes to our internal control systems, processes and information systems. Currently, we have no employees, other than our officers and directors. As we engage in the exploration of our mineral claims and hire employees and consultants, our current design for internal control over financial reporting will not be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses.

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

None of our four directors are independent. We do not currently have independent audit or compensation committees. As a result, the directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

Item 4.     Mine Safety Disclosures.

During the fiscal year ended December 31, 2011, with respect to the Company’s mines located in Honduras there were:

No violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977 (30 U.S.C. 814) for which the operator received a citation from the Mine Safety and Health Administration;

No orders issued under section 104(b) of such Act (30 U.S.C. 814(b));

No citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section 104(d) of such Act (30 U.S.C. 814(d));

No flagrant violations under section 110(b)(2) of such Act (30 U.S.C. 820(b)(2));

No imminent danger orders issued under section 107(a) of such Act (30 U.S.C. 817(a));

No proposed assessments from the Mine Safety and Health Administration under such Act (30 U.S.C. 801 et seq. ); and

No mining-related fatalities.

No mine of which the Company or a subsidiary of the Company is an operator, that received written notice from the Mine Safety and Health Administration of:

(i) A pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of such Act (30 U.S.C. 814(e)); or

(ii) The potential to have such a pattern.

There are no pending legal actions before the Federal Mine Safety and Health Review Commission involving such mines.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be traded on the Over-The-Counter Bulletin Board under the ticker symbol MSTG.

The following table sets forth the high and low closing prices for the shares of our common stock for the periods indicated.

QUARTER ENDING	HIGH	LOW
March 31, 2011	$0.85	$0.25
June 30, 2011	0.40	0.14
September 30, 2011	0.24	0.15
December 31, 2011	0.75	0.22

QUARTER ENDING	HIGH	LOW
March 31, 2010	$0.25	$0.25
June 30, 2010	0.25	0.25
September 30, 2010	0.25	0.25
December 31, 2010	0.25	0.25

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of April 9, 2012, there were 100,622,516 common shares issued and outstanding, which were held by 1,328 stockholders of record.

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

Equity Compensation Plans

We currently do not have any equity compensation plans but are contemplating adopting a stock option/incentive plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In February and March 2012, we sold an aggregate of 175,000 shares of our common stock and two-year warrants to an aggregate of 175,000 shares of common stock at an exercise price of $1.50 per share to an accredited investor in a private offering and raised gross proceeds of $175,000. The shares were issued pursuant to Regulation Spromulgated under of the Securities Act of 1933, as amended.

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made and reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report.

Plan of Operation

We are dependent upon making a gold deposit discovery at the Properties. Should we be able to make an economic find, we would then be solely dependent upon the mining operation for our revenue and profits, if any. The probability that reserves that meet SEC guidelines will be discovered on the property is undeterminable at this time. The Properties presently do not have any mineral resources or reserves. There is currently no mining plant or equipment located within the Properties boundaries. Currently, there is no power supply to the mineral claims. A great deal of work is required on the Properties before a determination as to the economic and legal feasibility of a mining venture on it can be made.

Results of Operations

Years Ended December 31, 2011 and 2010

As of December 31, 2011 we had $891 in cash and cash equivalents, and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2011 and 2010. Expenses during the year ended December 31, 2011 were $873,096 for a net loss of $898,473 compared to expenses of $63,329 for a net loss of $69,436 for the year ended December 31, 2010. Expenses for the year ended December 31, 2011 consisted primarily of professional fees, consulting fees and mining and exploration cost relating to our organization, while expenses during the year ended December 31, 2010 were primarily the result of professional and filing fees associated with filing our registration statements, complying with our reporting requirements and general and administrative expenses. We have incurred a cumulative net loss of $1,093,452 for the period February 22, 2007 (inception) to December 31, 2011.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011 reflects cash in the amount of $891. In addition, the Company had working capital deficiency of $119,097 at December 31, 2011 and a stockholders' deficiency of $144,097. The source of which was primarily due to proceeds received from issuance of stock.

On November 22, 2010 we borrowed $25,000 from Sara Laufer at the rate of 5% per annum due on November 22, 2011.  On August 8, 2011, we repaid Ms. Laufer in full.

On January 10, 2011, the Company borrowed $50,000 from Landolt Holdings, Inc. pursuant to the terms of a promissory note.  The $50,000 loan accrues interest at the rate of 5% per annum and is due and payable on January 10, 2013. On July 25, 2011, repayment for $25,000 was made. At which time the note was assigned to MeM Mining, Inc.   MeM is controlled by, Mendel Mochkin, a director of the company.  As of December 31, 2011, the principle balance due was $25,000, is unsecured and is due January 2013 with accrued interest at 5%.

On March 28, 2011, the Company has issued for aggregate consideration of $25,000 a convertible note to Zegal & Ross Capital, LLC, a related party. This note bears interest at the imputed IRS rate of .0054% per annum and was due September 28, 2011. The note is convertible into common stock of the Company at the rate of $.25 per share. In addition, upon conversion to common stock at maturity date, the Company will issue a 2-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share. The Company has recorded a beneficial conversion in the amount of $19,723 to reflect the fair value of the convertible debt and a corresponding increase to additional paid-in capital. As of December 31, 2011, the convertible note was repaid in full.

On June 15, 2011, the loans payable to First Line Capital which was a related party, including accrued interest in the amount of $97,785 was forgiven. The Company has recorded the carrying amount of debt with accrued interest as an increase to additional paid-in capital.

We will require additional capital to mine and explore the Properties in Honduras and estimate that within the next 12 months we will need approximately $1,000,000.

As a result of the sale of common stock and warrants and repayment of loans during 2011, we currently have cash on hand of approximately $891. Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing.

We cannot be certain that the required additional financing will be available or available on terms favorable to us. We currently do not have any arrangements or commitments in place for any other financings. If additional funds are raised by the issuance of our equity securities, existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations.

Critical Accounting Policies

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include the valuation of deferred tax assets and valuation of equity instrument.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011 and 2010, the Company had no cash equivalents.

 Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of December 31, 2011 and 2010, the Company has 5,050,000 and 0 warrants and options that are anti-dilutive and not included in diluted loss per share respectively.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company’s 2007 to 2011 tax returns are subject to examinate by Internal Revenue Services.

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

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification

Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

Going Concern Consideration

The Company is an exploration stage company and has no revenues. The Company incurred a net loss of $898,473 for the year ended December 31, 2011 and a cumulative net loss of $1,093,452 from February 22, 2007 (inception) through December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds through the issuance of its equity securities. There can be no assurances that the Company will be able to raise the additional funds it requires.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item 7A.

Item 8.     Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Mustang Alliances, Inc.

We have audited the accompanying balance sheet of Mustang Alliances, Inc. an exploration company (the “Company”) as of December 31, 2011, and the related statements operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2011 and the period February 22, 2007 (Inception) to December 31, 2011. The financial statements for the year ended December 31, 2010 and the period February 22, 2007 (Inception) to December 31, 2010 expressed an unqualified opinion on these statements dated April 13, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Mustang Alliances, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a net loss of $898,473, a negative cash flow from operations of $740,745 from inception, a working capital deficiency of $119,097 and a stockholders' deficiency of $144,097.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 9, 2012

1500 Gateway Boulevard, Suite 202 i Boynton Beach, FL  33426
Telephone: (561) 752-1721 i Fax: (561) 734-8562
www.cpawebb.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mustang Alliances, Inc.

We have audited the accompanying balance sheet of Mustang Alliances, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2010, and the related statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2010, and the period February 22, 2007 (inception) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mustang Alliances, Inc. at December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, and the period February 22, 2007 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
April 13, 2011

MUSTANG ALLIANCES, INC..
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash	$891	$6,767
Total current assets	891	6,767

Other Assets:
Mining leases	-	2,500
Total other assets	-	2,500

Total Assets	$891	$9,267

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses	$119,988	$39,111
Notes payable	-	56,400
Loans payable	-	23,471
Due to shareholder	-	6,000
Total current liabilities	119,988	124,982

Notes payable-related party	25,000	25,000

Total Liabilities	144,988	149,982

Commitments and contingencies

Stockholder's Equity(Deficiency)
Preferred stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares
authorized, 99,920,000 shares issued and 100,217,516 shares
outstanding at December 31, 2011 and 107,200,000 at December 31, 2010, respectively	9,992	10,720
Common shares issuable (297,561 and 0 shares issuable at December 31, 2011 and 2010, respectively)	74,000	-
Additional paid in capital	865,363	43,544
Deficit accumulated during the exploration stage	(1,093,452)	(194,979)

Total Stockholders' Equity (Deficiency)	(144,097)	(140,715)

Total Liabilities and Stockholders' Equity(Deficiency)	$891	$9,267

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC..
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period
			February 22, 2007
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2011	2010	2011

Net Revenues	$-	$-	$-

Cost and Expenses:
Professional fees	99,282	58,395	268,378
Consulting fees	523,285	-	523,285
General and administrative expenses	67,968	4,934	79,690
Mining and exploration costs	182,561	-	182,561
Stock compensation costs		-	-

Total costs and expenses	873,096	63,329	1,053,914

Operating Loss	(873,096)	(63,329)	(1,053,914)

Other (Expenses)
Interest expense	(5,654)	(6,107)	(19,815)
Amortization of debt discount	(19,723)	-	(19,723)

Total Other (Expense)	(25,377)	(6,107)	(39,538)

Loss from operations before income taxes	(898,473)	(69,436)	(1,093,452)

Provision for income taxes	-	-	-

Net Loss	$(898,473)	$(69,436)	$(1,093,452)

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	103,239,507	88,241,096

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO DECEMBER 31, 2011

	Preferred Stock		Common Stock		Paid-In	Common Shares	Deficit Accumulated During the Exploration
	Shares	Amount	Shares	Amount	Capital	Issuable	Stage	Total
Balance, February 22 2007	-	$-	-	$-	$-	$-	$-	$-

Common Stock Issued to Founders at
$.0000125 Per Share, February 22, 2007			64,000,000	6,400	(5,600)		-	800

Net Loss for the Period			-	-	-		(4,498)	(4,498)
Balance, December 31, 2007			64,000,000	6,400	(5,600)		(4,498)	(3,698)

Common Stock Issued to Investors at $.002 Per
Share, Net of Offering Costs, February 20, 2008			22,400,000	2,240	42,724		-	44,964

Common Stock Issued for Services at $.0075
Per Share, February 25, 2008			800,000	80	5,920		-	6,000

Net Loss for the Year Ended December 31, 2008			-	-	-		(91,106)	(91,106)
Balance, December 31, 2008			87,200,000	8,720	43,044		(95,604)	(43,840)

Net Loss for the Year Ended December 31, 2009			-	-	-		(29,939)	(29,939)
Balance, December 31, 2009			87,200,000	8,720	43,044		(125,543)	(73,779)

Common Stock Issued for Mining Lease at $.000125
Per Share, December 15, 2010			20,000,000	2,000	500		-	2,500

Net Loss for the Year Ended December 31, 2010			-	-	-		(69,436)	(69,436)
Balance, December 31, 2010			107,200,000	10,720	43,544		(194,979)	(140,715)

Common Stock Issued for Mining Lease at $.000125
Per Share, February 22, 2011			20,000,000	2,000	500		-	2,500

Sale of Stock and Warrants at $.25 Per Share,
March 2011			60,000	6	14,994		-	15,000

Retirement of 30,000,000 Shares of Common Stock
as Contributed Capital on March 31, 2011 by Chief
Executive Officer			(30,000,000)	(3,000)	3,000		-	-

Fair value of beneficial conversion			-	-	19,723		-	19,723

Sale of Stock and Warrants at $.25 Per Share,
June 2011			1,280,000	128	319,872		-	320,000

Sale of Stock and Warrants at $.25 Per Share			1,000,000.00	100.00	249,900.00			250,000
July 2011

Stock issued for services to a related party, July 2011			340,000.00	34.00	81,966.00			82,000

Debt forgiveness by a related party, July 2011					97,784.70			97,785

Consulting fees forgiveness by a related party, July 2011					12,000.00			12,000

Stock issued for services to a related party, Oct 2011			40,000.00	4.00	8,796.00			8,800

Fair value of options issued during 2011					13,283.00			13,283

Common shares issuable(297,516 shares)			297,516			74,000.00		74,000
to consultants, related parties during 2011

Net Loss for the Year Ended
December 31, 2011			-	-	-		(898,473)	(898,473)

Balance, December 31, 2011	-	$-	100,217,516	$9,992	$865,363	$74,000	$(1,093,452)	$(144,097)

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC..
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended		For the Period February 22, 2007
	December 31,		(Inception) to
	2011	2010	December 31, 2011
Cash Flows from Operating Activities:
Net Loss	$(898,473)	$(69,436)	$(1,093,452)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Common Stock Issued for Services	90,800	-	96,800
Common Stock Issuable for Services	74,000		74,000
Common Stock Issued for Mining Rights	2,500	-	2,500
Stock Compensation Cost	13,283		13,283
Amortization of Debt Discount	19,723	-	19,723
Impairment of Mining Leases	2,500	-	2,500
Changes in Assets and Liabilities:
Increase in Accrued Expenses	104,791	29,858	143,901

Net Cash Used in Operating Activities	(590,876)	(39,578)	(740,745)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	75,000	45,741	185,871
Proceeds from Sale of Common Stock
and Warrants	585,000	-	655,800
Repayment of Borrowings	(75,000)		(75,000)
Payments of Deferred Offering Costs	-	-	(25,000)
Expenses of Offering	-	-	(35)

Net Cash Provided by Financing Activities	585,000	45,741	741,636

Increase in Cash	(5,876)	6,163	891

Cash – Beginning of Period	6,767	604	-

Cash – End of Period	$891	$6,767	$891

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
Deferred Offering Costs Charged to Additional
Paid-In Capital	$-	$-	$25,000
Deferred Offering Costs Recorded in Accounts
Payable	$-	$-	$7,500
Common Stock Issued for Mining Lease	$2,500	$2500	$5,000
Debt forgiveness	$97,785	$-	$97,785
Consulting fees forgiveness	$12,000	$-	$12,000

The accompanying notes are an integral part of these financial statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

The Company has undergone a change in management in November of 2010. In December 2010 the Company entered into a mining lease agreement (see Note 3).  In February 2011 the Company entered into another mining lease agreement (see Note 3).  There is no assurance, however, that the Company will achieve its goals or objectives in this venture.
.
NOTE 2 -               Going Concern and Significant Accounting Policies

 Going Concern

The Company is the exploration and had no revenues and has incurred a net loss of $898,473 for the year ended December 31, 2011 and a cumulative net loss of $1,093,452 for the period February 22, 2007 (inception) to December 31, 2011.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -               Going Concern and Significant Accounting Policies – (Continued)

Going Concern – (Continued)

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include the valuation of deferred tax assets and valuation of equity instrument.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011 and 2010, the Company had no cash equivalents.

 Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of December 31, 2011 and 2010, the Company has 5,050,000 and 0 warrants and options that are anti-dilutive and not included in diluted loss per share respectively.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company’s 2007 to 2011 tax returns are subject to examinate by Internal Revenue Services.

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

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -               Going Concern and Significant Accounting Policies – (Continued)

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

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -               Going Concern and Significant Accounting Policies – (Continued)

Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -               Mining Leases

On December 13, 2010 the Company entered into a lease agreement to explore certain mining concessions in Honduras.  The Company issued 20,000,000 shares of common stock, with a fair valued of $2,500 for this lease that was charged to mining exploration costs in 2011.

On February 22, 2011 the Company entered into a second lease agreement to explore certain mining concessions in Honduras.  The Company issued 20,000,000 shares of common stock, with a fair valued of $2,500 for this lease that was charged to mining exploration costs.

NOTE 4 -               Notes Payable to Related Parties:

Convertible Debt

The Company has issued for aggregate consideration of $25,000 a convertible note to a related party, a stockholder of the Company. This note bears interest at the imputed IRS rate of .0054% per annum and was due September 28, 2011. The note is convertible into common stock of the Company at the rate of $.25 per share. In addition, upon conversion to common stock at maturity date, the Company will issue a 2-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share. The Company has recorded a beneficial conversion in the amount of $19,723 to reflect the fair value of the convertible debt and a corresponding increase to additional paid-in capital. As of December 31, 2011, the convertible note was repaid in full.

Notes Payable

On June 15, 2011, the loans payable to First Line Capital which is a company owned by a previous related party, including accrued interest in the amount of $97,785 was forgiven. The Company has recorded the carrying amount of debt with accrued interest as an increase to additional paid-in capital.

 On July 25, 2011, repayment for $25,000 was made for the $50,000 note due to Landolt. At which time the note was assigned to MeM Mining, Inc.   MeM is controlled by, Mendel Mochkin, a director of the company.  As of December 31, 2011, the Principle balance due was $25,000, is unsecured and is due January 2013 with accrued interest at 5%.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -               Common Stock

In February 2007 the Company issued 64,000,000 shares of common stock at $.0000125 per share to the Founders of the Company for $800.

In February 2008 the Company sold 22,400,000 shares of common stock at $.002 per share pursuant to its public offering.  The Company received net proceeds of $44,964.

In February 2008 the Company issued 800,000 shares of common stock with the fair value of $.0075 per share for services rendered.  The Company recorded stock based compensation expense of $6,000 in connection with this issuance.

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

On December 13, 2010 the Company issued 20,000,000 shares of common stock as payment for certain mining leases in Honduras at a fair value of $2,500.

On February 22, 2011 the Company issued 20,000,000 shares of common stock as payment for certain additional mining leases in Honduras at a fair value of $2,500.

On March 28, 2011 the Company sold 60,000 units consisting of 60,000 shares of common stock and 30,000 warrants for $15,000.  The warrants are exercisable at $.50 per share and have a two year term.

On March 31, 2011 the Company's CEO retired 30,000,000 shares of his common stock of the Company as additional paid-in capital.

On April 12, 2011, the Company sold 1,000,000 units consisting of 1,000,000 shares of common stock and 500,000 warrants for cash of $250,000.  The warrants are exercisable at $.50 per share and have a two year term

On April 20, 2011, the Company sold 100,000 units consisting of 100,000 shares of common stock and 50,000 warrants for cash of $25,000.  The warrants are exercisable at $.50 per share and have a two year term.

On April 21, 2011, the Company sold 100,000 units consisting of 100,000 shares of common stock and 50,000 warrants for cash of $25,000.  The warrants are exercisable at $.50 per share and have a two year term.

On May 6, 2011, the Company sold 60,000 units consisting of 60,000 shares of common stock and 30,000 warrants for cash of $15,000.  The warrants are exercisable at $.50 per share and have a two year term.

On May 11, 2011, the Company sold 20,000 units consisting of 20,000 shares of common stock and 10,000 warrants for cash of $5,000.  The warrants are exercisable at $.50 per share and have a two year term.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -               Common Stock - Continued

On July 19, 2011, the Company issued 40,000 units to Mark Holcombe, a director of the Company in consideration of consisting of 40,000 shares of common stock and 20,000 warrants with a fair value of $1,583. Each warrant allows Mr. Holcombe to purchase one additional share of common stock at a price of $0.50 per share for two years.  The shares were valued at $.25 per share, the fair value on the date of grant.

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

On October 24, 2011, we issued 20,000 shares to Ben Lafazan and 20,000 shares to Barry Wolinetz as partial settlement for services rendered. The shares were valued at $.22 per share, the fair value on the date of grant.

At December 31, 2011 the Company has 297,516 shares issuable to officers and directors with a fair value of $74,000 in connection with certain consulting agreements.  These shares were valued at the fair value on the date of grant.  (See note 8).

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -               Common Stock - Continued

Warrants

During 2011, the Company issued 1,690,000 warrants in connection with a private placement offering. The warrants have a term of two years from the date of the subscription agreement and allow investors to purchase one share of common stock for $.50.  At December 31, 2011 all warrants have a remaining contractual life of approximately 1.5 years.

Information with respect to warrants outstanding and exercisable at December 31, 2011 is as follows:

Year Ended, December 31, 2011:
	Number Outstanding	Range of Exercise Price	Number Exercisable

Warrants outstanding, January 1, 2011	-	-	-
Issued	1,690,000	$0.50	1,690,000
Exercised	-	-	-
Expired	-	--	-
Warrants outstanding, December 31, 2011	1,690,000	$0.50	1,690,000

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -               Common Stock - Continued

Options

During July 2011, the Company granted 360,000 stock options to consultants for services to be rendered over a two-year period.  The options are exercisable at $0.50 per share, half of the option shall vest on January 1 and half on June 1 following the grant date. These options had a fair value of $13,283 using the Black-Scholes option-pricing model. The grant date fair values of the Company’s option awards during the years ended December 31, 2011 and 2010 were estimated using the Black Scholes option pricing model with the following assumptions:

	For the year ended	For the year ended
	December 31, 2011	December 31, 2010
Expected life (years)	2	-
Risk – free interest rate	0.40%	-
Expected volatility	178%	-
Dividend Yield	0.00%	-

The Company has Consultancy agreements that contain provisions for the issuance and granting of options aggregating 3,000,000 shares at $.50 per share  that are predicated on the Company reaching certain milestones in the production of gold.  None of the milestones have been met and accordingly such options have not been granted or issued.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2010
Granted	360,000	$0.50
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2011	360,000	$0.50
Options exercisable at December 31, 2011	-	-
Weighted average fair value of options granted during 2011		$61,104.00

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -               Common Stock - Continued

Options - Continued

Of the total 360,000 options granted during 2011, none of them is vested, exercisable and non-forfeitable.

The following table summarizes information about stock options for the Company as of December 31, 2011:

2011 Options Outstanding				2011 Options Exercisable
	Number Outstanding at 31-Dec-11	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 31-Dec-11
$0.50	360,000	1.42	$0.50	0	$0.50

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

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 -               Income Taxes

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	December 31, 2011	December 31, 2010
Deferred tax Liability	$-	$-
Deferred tax asset
Accrued salary	20,910
Net operation losss Carry forward	296,707	66,000
Valuation allowance	(317,617)	(66,000)
Net deferred tax asset	-	-
Net deferred tax liability	-	-
	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2031.

As of December 31, 2011, the Company has a net operating loss carryforward of $872,669 available to offset future taxable income through December 31, 2031.  The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2031.

The net change in valuation allowance for the year ended December 31, 2011 and 2010 was an increase of $251,000 and $23,000, respectively.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 -               Income Taxes- Continued

The components of income tax expense related to continuing operations are as follows:

	December 31, 2011	December 31, 2010
Federal
Current	$-	$-
Deferred	-	-
	-	-
State and Local
Current	$-	$-
Deferred	-	-
	-	-

The Company’s income tax expense differed from the statutory rates (federal 34% and state 0%) as follows:

	December 31, 2011	December 31, 2010
Statutory rate applied to earnings before income taxes	$(305,480)	$(23,000)
Increase(decrease) in income taxes resulting from:
State income taxes	-	-
Change in deferred tax asset valuation allowance	251,617	23,000
Non-deductible expenses	53,863	-
Income Tax expense	$-	$-

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 -               Commitment and Contingencies

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

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 -               Commitment and Contingencies - Continued

Employment Agreements

On March 22, 2011, the Company entered into a two year employment agreement with Mendel Mochkin, pursuant to which he will be employed on a part time basis.  Mr. Mochkin shall work at least one hundred (100) hours per month on behalf of the Company as the Company's Vice President.  Pursuant to the agreement, his compensation will be $120,000 annually, which shall accrue from the date of the agreement and to be paid at such time when the Company has adequate capital.   On July 25, 2011, the Company entered into a Consultancy Agreement, which replaced in its entirety the Employment Agreement between the Company and Mendel Mochkin dated March 22, 2011. (See Note 8)

On March 22, 2011, the Company entered into a two year employment agreement with Leonard Sternheim, pursuant to which he will be employed on a part time basis.  Mr. Sternheim shall work at least one hundred fifty (150) hours per month on behalf of the Company as its Chief Executive Officer.  Pursuant to the agreement, his compensation will be $120,000 annually, which shall accrue from the date of the agreement and to be paid at such time when the Company has adequate capital. In July, 2011 this agreement was nullified.  Mr. Sternheim is currently acting in a consultancy capacity as the Company’s Chief Executive Officer. (See Note 8)

NOTE 9 –              Related Parties

Consulting Agreements

On July 21, 2011, the Company entered into a consulting agreement with Lawrence H. Wolfe, pursuant to which he will work as Chief Financial Officer. Pursuant to the agreement, 100,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000(See note 5). His compensation will be $150,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of Option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $.25 (cents) per share price floor on the valuation of the common stock. For the year ended December 31, 2011, Mr. Wolfe has earned an aggregate of 122,120 shares pursuant to his consulting agreement with a fair value of $30,000.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 –              Related Parties – Continued

On July 25, 2011, the Company entered into a Consultancy Agreement with Mendel Mochkin, which replaced in its entirety the Employment Agreement dated March 22, 2011(See note 7). Pursuant to the agreement, his compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $.25 (cents) per share price floor on the valuation of the common stock. For the year ended December 31, 2011, Mr. Mendel has been paid $89,935 and an aggregate of 97,698 shares pursuant to his consulting agreement with a fair value of $24,000.

On July 21, 2011, the Company entered into a Consultancy Agreement with Zegal and Ross Capital LLC. Pursuant to the agreement, 100,000 shares was issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000(See note 5). The compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of option shall vest on January 1st and half on June 1st following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $.25 (cents) per share price floor on the valuation of the common stock. For the year ended December 31, 2011, Zegal and Ross has earned an aggregate of 42,849 shares pursuant to the consulting agreement with a fair value of $20,000.

Mr. Sternheim is currently on a month-to-month arrangement with the company and has been paid $179,943 for the year ended December 31, 2011.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 -             Subsequent Events

In February and March 2012 the company raised an aggregate of $175,000 from one investor under a Regulation S Subscription Agreement.  Under this agreement, the Company is offering for sale up to $500,000 of shares and warrants at a purchase price of $1.00 per share.  For each dollar invested, the investor will receive one share of common stock and one warrant.  Each warrant entitles the investor to purchase one share of common stock for $1.50 per share.  The warrants expire on the third anniversary date its issuance.

On February 3, 2012, the Company entered into a Purchase and Sale Agreement with Clavo Rico, Ltd. a related party, a Turks and Caicos company (“Seller”) for the purchase of certain mining equipment from the Seller's wholly-owned subsidiary, Compania Minera Cerros del Sur, S.A., a Honduran company (“Cerros”). The Company is a party to a lease agreement with Cerros for certain exclusive mining and development rights and a ground lease in Honduras.

As consideration for the equipment, the Company exchanged 200,000 shares of common stock to the Seller with a fair value of $26,600.  The Company also agreed to be responsible for, among other things, the cost of freight, insurance, packing and transportation, and the risk of loss in shipping of the purchased equipment.

On February 28th, 2012, an investor exercised his right to purchase 30,000 shares for $.50 per share.  The Company received proceeds of $15,000.

On March 5, 2012, the Company was assigned the remaining lease rights under the December 2, 2010 and February 22, 2011 lease Agreements for the Bonanza property.

On March 27, 2012 the Company received $30,000 from First Line Capital, in exchange for a Note bearing interest at 8%.  The principal and interest is payable in full on March 28, 2013.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

On October 24, 2011, Mustang Alliances, Inc. (the “Registrant”) dismissed its principal independent accountants by notifying Wolinetz, Lafazan & Company, CPA's, P.C. (“Wolinetz Lafazan”) that it was terminating Wolinetz Lafazan as the Registrant’s independent registered public accounting firm. On said date, the Registrant retained Webb & Company, P.A. (“Webb”) as its principal independent accountants. The decision to terminate the services of Wolinetz Lafazan and retain Webb as the principal independent accountants was approved by the Registrant’s Board of Directors.

Item 9A.  Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of December 31, 2011.

Therefore, our internal controls over financial reporting were not effective as of December 31, 2011 based on the material weaknesses described below:

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

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In order to mitigate the foregoing material weakness, we engaged a CFO who has significant experience in the preparation of financial statements in conformity with U.S. GAAP and an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. We believe that these engagements will mitigate the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2011, management made the changes in their system of internal control over financial reporting as described above, management believes these changes will mitigate the concerns over financial reporting that has been previously identified.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Positions and Offices Held

Leonard Sternheim	34	Chairman, Chief Executive Officer, Secretary and a director

Robert T. Faber	53	President and a director

Mendel Mochkin	38	Vice President and a director

Lawrence H. Wolfe	49	Chief Financial Officer and a director

Leonard Sternheim has served as Chairman, Chief Executive Officer, Secretary, a director of the Company, and President from November 29, 2010 to February 1, 2012. Since December 2007, Leonard Sternheim has been acting as a self-employed strategic consultant to various companies in the mining and oil and gas resource sector. Mr. Sternheim was CEO and President of Delek Resources, Inc., an oil exploration public company, from 2003 until November 2007. From 2001 to 2003, Mr. Sternheim was a consultant to the Stratos Group, a New York consulting business that assists emerging companies involved in mining and oil and gas with strategic planning. Based on Mr. Sternheim's prior experience management believes that he is qualified to serve as a director of the company.

Robert T. Faber has served as a director of the Company since July 22, 2011 and as President since February 1, 2012. Mr. Faber has served as a director of Comstock Mining Inc. (“Comstock”), since 2008.  Mr. Faber joined Comstock in 2003 and has held several executive positions including President, Chief Executive Officer and Chief Financial Officer. Mr. Faber has more than 20 years of diverse, senior financial and operational management, business and acquisition experience, including 10 years of international experience. Mr. Faber previously served as Vice President of United Site Services, Inc., a privately held consolidator in the waste service industry. Additionally, Mr. Faber served as an executive with Allied Waste Industries, a company  from overseeing a $1.2 billion, multi-state area. Prior to Allied, Mr. Faber spent 17 years with Waste Management, Inc., a publicly traded environmental services company, during which time he served in senior positions both internationally and domestically, including as Director of Finance of Waste Management’s $1.4 billion multi-country international operations based in London, England and Vice President and Controller for several $100 million plus multi-state market areas. His experience and background provide him with a broad range of expertise in public company issues. Mr. Faber is a Certified Public Accountant (currently unlicensed) and is a graduate of Saint John’s University, where he earned a B.S. in Accounting. Based on Mr. Faber's prior experience, he is deemed to be qualified to serve as an officer and director of the Company.

Mendel Mochkin has served as a Vice President and a director of the Company since March 17, 2011. Mr. was a founder of several successful companies in the natural resources and digital media sectors. In 2010, Mr. Mochkin was a founder of Israel Land Development - Energy Company, a company that acquired licenses offshore Israel and completed an initial public offering on Tel Aviv Stock Exchange.  From 2007 to present, Mendel was a founder and director of Avenue Energy Israel, operating the Heletz Oil Field, Israel’s only oil field. From 2005 to present Mr. Mendel has been a director and executive vice president of Avenue Group, Inc. (AVNU), a public company, where his duties include managing SEC compliance, recruiting management and refocusing oil and gas strategy from international exploration to onshore exploitation. From 2004 to 2005, Mr. Mochkin was a co-founder and CEO of Energy Concepts International, which marketed an electric grid oriented voltage stability measurement program. From 2003 to 2004, Mr. Mochkin was the managing director of Optimize Media, an internet marketing outsourcing firm, which he co-founded. From 2002-2003, Mr. Mochkin was part of the original management team that founded RooMedia, an early entry in the video streaming space. From 1992 to 1996, Mr. Mochkin studied Chassidic Philosophy and Judaic Law at Rabbinical College of Quebec and the Yeshiva College of Boston, receiving a rabbinical ordination in 1996. Based on Mr. Mochkin's prior corporate experience, he is deemed to be qualified to serve as a director of the Company.

Lawrence H. Wolfe has served as a director and as Chief Financial Officer of the Company since July 22, 2011.  Mr. Wolfe has been the partner in charge of audit and accounting, litigation support and business valuation services at Jewett, Schwartz, Wolfe & Associates, a CPA firm, since 2000. Mr. Wolfe is a CPA licensed in the States of Florida, Arizona and Nevada and New York.  Mr. Wolfe graduated from Syracuse University in 1985, earning a Bachelor of Science degree with majors in accounting and finance. Based on Mr. Wolfe's prior experience as an accountant and auditor for public and private companies, he is deemed to be qualified to serve as a director and officer of the company.

Each director holds office until the next annual meeting of stockholders or until their successor has been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our board of directors.

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies other than as disclosed above. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors  and persons who beneficially own more than 10% of  our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2011, except that Leonard Sternheim, our Chairman, Chief Executive Officer, Secretary and a director, failed to timely file a two Form 4s reporting the sale of common stock and one Form 4 reporting the return of common stock to treasury; Mr. Mochkin, Vice President and a director, failed to timely file a Form 3 reporting his appointment as a director and an executive officer and a Form 4 reporting the acquisition of common stock by an affiliate of Mr. Mochkin; and Mr. Faber, our Chief Executive Officer and a director failed to file a Form 3 reporting his appointment as a director and an executive officer.

Code of Ethics

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.  Executive Compensation.

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer and our executive officer who earned compensation in excess of $100,000 during our 2011 or 2010 fiscal year  (each a “named executive officer”) for the last two fiscal years.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Leonard Sternheim	2011	179,943(1)							179,943
Chairman, Chief Executive Officer,
Secretary and Director	2010

Mendel Mochkin	2011	89,935(2)	24,000(3)	24,000(4)	4,428(5)				142,363
Vice President and Director	2010

Lawrence Wolfe	2011
Chief Financial Officer	2010	42,500(6)	24,000(7)	30,000(8)	4,428(9)				100,928
_____________
(1)	Represents $159,943 salary earned and $25,000 salary accrued.
(2)	Represents salary earned and accrued pursuant to Mr.Mochkin’s consultancy agreement dated July 25, 2011
(3)	Represents signing bonus paid in stocks pursuant to Mr.Mochkin’s consultancy agreement dated July 25, 2011
(4)	Represents salary paid in common stock pursuant to Mr. Mochkin’s consultancy agreement dated July 25, 2011
(5)
Represents options to purchase an aggregate of 120,000 shares of common stock at an exercise price of $0.50 per share pursuant to Mr. Mochkn’s consultancy agreement dated July 25, 2011. Half of option shall vest on January 1 and half on June 1 following the grant date.

(6)	Represents salary earned and accrued pursuant to Mr.Wolfe’s consultancy agreement dated July 25, 2011.
(7)	Represents signing bonus paid in stocks pursuant to Mr.Wolfe’s consultancy agreement dated July 25, 2011
(8)	Represents salary paid in common stock pursuant to Mr. Wolfe’s consultancy agreement dated July 25, 2011
(9)
Represents options to purchase an aggregate of 120,000 shares of common stock at an exercise price of $0.50 per share pursuant to Mr. Wolfe’s consultancy agreement dated July 25, 2011. Half of option shall vest on January 1 and half on June 1 following the grant date

We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Employment Agreements.

On March 22, 2011, we entered into an Employment Agreement with Leonard Sternheim pursuant to which Mr. Sternheim serves as our Chief Executive Officer. The initial term of the Agreement expires on March 1, 2013 and automatically renews for successive one-year terms unless at least 120 days prior to the end of the then current term, notice is given by either party of its desire not to renew the Agreement. Under the Agreement, Mr. Sternheim is required to work at least 150 hours per month and is entitled to an annual salary of $120,000, which accrues from the date of the agreement, to be paid in equal monthly installments of $10,000 at such time as we have adequate capital. If the Agreement terminates due to Mr. Sternheim’s death, his estate will be entitled to 30 days salary. If Mr. Sternheim’s employment is terminated without cause, he will be entitled to his salary for the balance of the term of the Agreement. If the Agreement terminates as a result of change of control of the Company, he will be entitled to his salary and all fully vested stock options through the term of the Agreement. In July, 2011 this agreement was nullified.  Mr. Sternheim is currently on a month-to-month arrangement with the company acting in a consultancy capacity as the Company’s Chief Executive Officer.

On March 22, 2011, we entered into an Employment Agreement with Mendel Mochkin pursuant to which Mr. Mochkin serves as our Vice President. The initial term of the Agreement expires on March 1, 2013 and automatically renews for successive one-year terms unless at least 120 days prior to the end of the then current term, notice is given by either party of its desire not to renew the Agreement. Under the Agreement, Mr. Sternheim is required to work at least 100 hours per month and is entitled to an annual salary of $120,000, which accrues from the date of the agreement, to be paid in equal monthly installments of $10,000 at such time as we have adequate capital. If the Agreement terminates due to Mr. Mochkin’s death, his estate will be entitled to 30 days salary. If Mr. Mochkin’s employment is terminated without cause, he will be entitled to his salary for the balance of the term of the Agreement. If the Agreement terminates as a result of change of control of the company, he will be entitled to his salary and all fully vested stock options through the term of the Agreement

On July 25, 2011, we entered into a letter agreement with Mr. Mochkin which superseded and replaced the March 22, 2011 Employment Agreement. Under the agreement, Mr. Mochkin is entitled to the following compensation for services to be provided to us: (i) upon execution of the agreement, 100,000 shares of restricted common stock; (ii) a consulting fee for the first 12 months of his engagement beginning July 2011 in the amount of $120,000, payable 60% in cash and 40% in shares of our common stock. The cash portion is payable monthly, and the shares, which shall be valued by reference to the last reported sales price for the common stock on the day prior to the first day of each month, will be issued on January 1st and June 1st. If we raise at least $2,500,000 in equity financing, all of such fees will be payable in cash.  Such consulting fee will be increased to $180,000 commencing on July 25, 2012 and will be further increased to $240,000 per each 12-month period thereafter if our mines produce at least 12,000 ounces per annum; (iii) on each anniversary of the date of the letter agreement, a grant of a ten-year option to purchase an aggregate of 120,000 shares of our common stock at an exercise price of $0.50 per share, which option vests as to half of the shares on January 1 and half on June 1 following such grant date; (iv)  as a one-time bonus, an option to purchase (a) an aggregate of 250,000 shares at an exercise price of $0.50 per share, which option will vest and become exercisable upon the production by the Company’s mines of 12,000 ounces; (b) an aggregate of 250,000 shares at an exercise price of $0.50 per share, which option will vest and become exercisable upon the production of 24,000 ounces and (c) an aggregate of 500,000 shares at an exercise price of $0.50 per share, which option will vest and become exercisable upon the production of 48,000 ounces. Any such vested options will be exercisable for 30 days from the termination of the letter agreement.

Consulting Agreement

We entered into a Consultancy Agreement dated July 21, 2011 with Lawrence Wolfe to provide consulting services as a Chief Financial Officer.  Pursuant to the agreement, 100,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000. His compensation will be $150,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of Option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $.25 (cents) per share price floor on the valuation of the common stock. For the year ended December 31, 2011, Mr. Wolfe has earned an aggregate of 122,120 shares pursuant to his consulting agreement with a fair value of $30,000..

On July 21, 2011, the Company entered into a Consultancy Agreement with Zegal and Ross Capital LLC. Pursuant to the agreement, 100,000 shares was issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000(See note 5). The compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of option shall vest on January 1st and half on June 1st following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $.25 (cents) per share price floor on the valuation of the common stock. For the year ended December 31, 2011, Zegal and Ross has earned an aggregate of 42,849 shares pursuant to the consulting agreement with a fair value of $20,000.

Long-Term Incentive Plans. As of December 31, 2011, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Compensation of Directors. Since our incorporation on February 22, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of December 31, 2011:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Fair Value of Shares Unvested on the Grant date
Mendel Mochkin	0	120,000	0.50	July 2021	$20,368
Lawrence Wolfe	0	120,000	0.50	July 2021	$20,368

In addition to the options reflected in the above table, we have Consultancy agreements with Mendel Mochkin and Lawrence Wolfe that contain provisions for the issuance and granting of options aggregating 3,000,000 shares at $.50 per share  that are predicated on the Company reaching certain milestones in the production of gold.  None of the milestones have been met and accordingly such options have not been granted or issued.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 6, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 100,622,516 shares of our common stock issued and outstanding as of April 6, 2012. Unless otherwise indicated, the address of each stockholder listed below is c/o Mustang Alliances, Inc., 410 Park Avenue, 15th Floor, New York, New York 10022.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Leonard Sternheim	12,500,000	12%
Mendel Mochkin(1)	4,197,698	4%
Lawrence Wolfe	222,120	Less than 2%
Robert Faber	0	0

All directors and executive officers as a group (4 persons)	16,919,818	16.82%
_________
(1) The shares are owned by both Mendel Mochkin and MEM Mining Partners LLC, a New York limited liability company, which is owned and managed by Mr. Mochkin.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On November 29, 2010, Joseph Levi, the then principal shareholder of the Company, entered into a Stock Purchase Agreement for the sale of 60,000,000 shares of common stock of the Company to Leonard Sternheim, our Chairman, Chief Executive Officer, Secretary and a director for $7,500.

On December 24, 2010, Mr. Sternheim sold 10,000,000 shares to Zegal & Ross Capital LLC (“Zegal”) for $1,500. The Company is indebted to Zegal & Ross Capital pursuant to the terms of a convertible note in the original principal amount of $25,000. On March 28, 2011, the Company borrowed $25,000 from Zegal, which is payable with interest at the imputed IRS rate on September 28, 2011. The note is convertible into common stock of the Company at the rate of $.25 per share. In addition, upon conversion at maturity date, the Company will issue a 2-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share. The Company has recorded a beneficial conversion in the amount of $19,723 to reflect the fair value of the convertible debt and a corresponding increase to additional paid-in capital. As of December 31, 2011, the convertible note was repaid in full.

In January 2011, Mr. Sternheim sold 4,000,000 shares to MEM Mining Partners LLC, a New York limited liability company solely owned and managed by Mendel Mochkin, our Vice President and a director, for $1,000.

On February 7, 2011 Mr. Sternheim sold 1,500,000 shares to Mark Holcombe for $1,500, a director of the Company at that time.

On December 2, 2010, we executed a Lease Agreement with Cerros and Mayan Gold,  pursuant to which Cerros, the registered owner of Corpus IV, leased us the exclusive right to prospect, explore and mine for minerals in this property in Honduras. The Lease Agreement continues until the Honduran government grants Cerros the right to assign the property's mining concessions to the Company, at which time Cerros will transfer title to the mining concessions to us. In consideration for such rights, we issued an aggregate of 20,000,000 shares of common stock to Mayan Gold, the beneficial owner of 100% interest in Corpus IV. In accordance with the Lease Agreements, as further consideration for the rights granted, we agreed to pay Cerros $1,500 no later than April 1st of each year. Cerros also granted us an option to acquire exclusive rights to properties known as Corpus I, II, and III concessions and the Potosi concession.

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

On June 15, 2011, the loans payable to First Line Capital which is a company owned by a previous related party, including accrued interest in the amount of $97,784 was forgiven. The Company has recorded the carrying amount of debt with accrued interest as an increase to additional paid-in capital.

 On July 25, 2011, repayment for $25,000 was made for the $50,000 note due to Landolt, a company owned by a director of the Company. At which time the note was assigned to MeM Mining, Inc.   MeM is controlled by, Mendel Mochkin, a director of the company.  As of December 31, 2011, the Principle balance due was $25,000, is unsecured and is due January 2013 with accrued interest at 5%.

On July 19, 2011, the Company issued 40,000 units to Mark Holcombe, a director of the Company until such date, in consideration of consisting of 40,000 shares of common stock and 20,000 warrants with a fair value of $1,583. Each warrant allows Mr. Holcombe to purchase one additional share of common stock at a price of $0.50 per share for two years.  The shares were valued at $.25 per share, the fair value on the date of grant.

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

Item 14.  Principal Accounting Fees and Services.

Our principal independent accountant was Wolinetz, Lafazan & Company, P.C. (“Wolinetz”) until October 24, 2011 when we engaged Webb & Company, P.A.(“Webb”) as our principal independent accountant.  Fees billed to the Company for the fiscal years ending December 31, 2011 and 2010 are set forth below:

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2011
Audit Fees	$26,000	$31,000
Audit Related Fees	$0	$7,500
Tax Fees	$0	$0
All Other Fees	$0	$0

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by Wolinetz and  Webb for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years. There were no such fees in fiscal 2011 and 2010.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories. There were no such fees in fiscal 2011 and 2010.

As of December 31, 2011, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.   Exhibits. Financial Statement Schedules.

Exhibit	Description

3.1
Articles of Incorporation of Registrant (filed as Exhibit 3.1 to Registration Statement on Form S-1, filed with the SEC on January 2, 2008 and declared effective on January 30, 2008, file no. 333-148431).

3.2	By-Laws of Registrant (filed as Exhibit 3.2 to Registration Statement on Form S-1, filed with the SEC on January 2, 2008 and declared effective on January 30, 2008, file no. 333-148431).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.1 to Registration Statement on Form S-1, filed with the SEC on January 2, 2008 and declared effective on January 30, 2008, file no. 333-148431).

4.2	Promissory Note dated November 22, 2011 by the Registrant in favor of Sara Laufer (filed as Exhibit 4.1 to the Current Report filed with the SEC on November 30, 2010)

4.3
Promissory Note dated January 10, 2011 in the original principal amount of $50,000 from Mustang Alliances, Inc. to Landolt Holdings, Inc. (filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on January 10, 2011)

4.4	Convertible Promissory Note dated March 28, 2011 in the original principal amount of $25,000 (filed as Exhibit 4.4 to the Annual Report on Form 10-K filed with the SEC on April 14, 2011)

4.5	8% Promissory Note dated March 28, 2012 issued to First Line Capital.

10.1
Lease Agreement dated December 13, 2010, among Compana Minera Cerros Del Sur, S.A., Mayan Gold, Inc. and Mustang Alliance, Inc. (filed as Exhibit 10.2 to the Current Report filed with the SEC on December 14, 2010)

10.3
Lease Agreement dated February 22, 2011, among Compana Minera Cerros Del Sur, S.A., Mayan Gold, Inc. and Mustang Alliance, Inc. (filed as Exhibit 10.4 to the Current Report filed with the SEC on March 1, 2011)

10.4
Undertaking dated December  2010 among Compana Minera Cerros Del Sur, S.A., Mayan Gold, Inc., Razor Resources, Inc. and Mustang Alliance, Inc. (filed as Exhibit 10.3 to the Current Report filed with the SEC on December 14, 2010)

10.6	Employment Agreement dated March 22, 2011, between Mustang Alliances, Inc. and Leonard Sternheim (filed as Exhibit 10.5 to the Current Report filed with the SEC on March 23, 2011)

10.7	Employment Agreement dated March 22, 2011, between Mustang Alliances, Inc. and Mendel Mochkin (filed as Exhibit 10.6 to the Current Report filed with the SEC on March 23, 2011)

10.8	Release and Indemnification Agreement dated July 19, 2011, between Mustang Alliances, Inc. and Mark Holcombe (filed as Exhibit 10.8 to the Current Report filed with the SEC on July 22, 2011)

10.9	Consultancy Agreement dated July 21, 2011 between Mustang Alliances, Inc. and Lawrence Wolfe (filed as Exhibit 10.9 to the Current Report filed with the SEC on July 22, 2011)

10.10	Consultancy Agreement dated July 21, 2011 return Mustang Alliances Inc. and legal and his Capital, LLC

10.11	Forum of Regulation S Subscription Agreement.

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith).

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Date: April 9, 2012	By:	/s/ Leonard Sternheim
Name: Leonard Sternheim
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MUSTANG ALLIANCES, INC.

Date: April 9, 2012	By:	/s/ Leonard Sternheim
Name: Leonard Sternheim
Title: Chief Executive Officer and Chairman and Director

Date: April 9, 2012	By:	/s/ Mendel Mochkin
Name: Mendel Mochkin
Title: Vice President and Director

Date: April 9, 2012	By:	/s/ Lawrence H. Wolfe
Name: Lawrence H. Wolfe
Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date: April 9, 2012	By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: President and Director