Form 10-Q
period 2012-03-31
MUSTANG ALLIANCES, INC.
filed 2012-05-21
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 17, 2012, 100,664,133 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2012	2011
	(Unaudited)

Current Assets:
Cash	$34,741	$891
Prepaid expense	-	-
Total current assets	34,741	891

Property, plant, and equipment, net	106,000	-

Total Assets	$140,741	$891

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses	$156,335	$119,988
Notes payable	30,000	-
Notes payable-related party	25,000	25,000
Due to shareholder	150	-
Total current liabilities	211,485	144,988

Total Liabilities	211,485	144,988

Commitments and contingencies

Stockholder's Equity(Deficiency)
Preferred stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized,
100,622,516 shares issued and 100,664,133 shares outstanding at March 31, 2012,
and 99,920,000 shares issued and 100,217,516 shares outstanding at December 31, 2011	10,063	9,992
Common shares issuable	39,000	74,000
Additional paid in capital	1,243,263	865,363
Deficit accumulated during the exploration stage	(1,363,070)	(1,093,452)

Total Stockholders' Equity (Deficiency)	(70,744)	(144,097)

Total Liabilities and Stockholders' Equity(Deficiency)	$140,741	$891

The accompanying notes are an integral part of these financial statements

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the Period
			February 22, 2007
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2012	2011	2012

Net Revenues	$-

Cost and Expenses:
Professional fees	14,844	20,571	283,222
Consulting fees	205,084	-	728,369
General and administrative expenses	7,053	46,709	86,743
Mining and exploration costs	42,326	70,522	224,887

Total costs and expenses	269,307	137,802	1,323,221

Operating Loss	(269,307)	(137,802)	(1,323,221)

Other (Expenses)
Interest expense	(311)	(2,466)	(20,126)
Amortization of debt discount	-	(433)	(19,723)

Total Other (Expense)	(311)	(2,899)	(39,849)

Net Loss	$(269,618)	$(140,701)	$(1,363,070)

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	37,426,292	115,313,778

The accompanying notes are an integral part of these financial statements

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO MARCH 31, 2012
(UNAUDITED)

	Common Stock		Paid-In	Common Shares	Accumulated Deficit During the Exploration
	Shares	Amount	Capital	Issuable	Stage	Total
Balance, February 22 2007	-	$-	$-		$-	$-

Common Stock Issued to Founders at
$.0000125 Per Share, February 22, 2007	64,000,000	6,400	(5,600)		-	800

Net Loss for the Period	-	-	-		(4,498)	(4,498)
Balance, December 31, 2007	64,000,000	6,400	(5,600)		(4,498)	(3,698)

Common Stock Issued to Investors at $.002 Per
Share, Net of Offering Costs, February 20, 2008	22,400,000	2,240	42,724		-	44,964

Common Stock Issued for Services at $.0075
Per Share, February 25, 2008	800,000	80	5,920		-	6,000

Net Loss for the Year Ended December 31, 2008	-	-	-		(91,106)	(91,106)
Balance, December 31, 2008	87,200,000	8,720	43,044		(95,604)	(43,840)

Net Loss for the Year Ended December 31, 2009	-	-	-		(29,939)	(29,939)
Balance, December 31, 2009	87,200,000	8,720	43,044		(125,543)	(73,779)

Common Stock Issued for Mining Lease at $.000125
Per Share, December 15, 2010	20,000,000	2,000	500		-	2,500

Net Loss for the Year Ended December 31, 2010	-	-	-		(69,436)	(69,436)
Balance, December 31, 2010	107,200,000	10,720	43,544		(194,979)	(140,715)

Common Stock Issued for Mining Lease at $.000125
Per Share, February 22, 2011	20,000,000	2,000	500		-	2,500

Sale of Stock and Warrants at $.25 Per Share,
March 2011	60,000	6	14,994		-	15,000

Retirement of 30,000,000 Shares of Common Stock
as Contributed Capital on March 31, 2011 by Chief
Executive Officer	(30,000,000)	(3,000)	3,000		-	-

Discount on Convertible Debt	-	-	19,723		-	19,723

Sale of Stock and Warrants at $.25 Per Share,
June 2011	1,280,000	128	319,872		-	320,000

Sale of Stock and Warrants at $.25 Per Share	1,000,000	100	249,900			250,000
July 2011

Stock issued for services, July 2011	340,000	34	81,966			82,000

Debt forgiveness, July 2011			97,785			97,785

Consulting fees forgiveness, July 2011			12,000			12,000

Stock issued for services, Oct 2011	40,000	4	8,796			8,800

Fair value of options issued during 2011			13,283			13,283

Common shares issuable(297,516 shares)	297,516			74,000		74,000
to consultants, related parties during 2011

Net Loss for the Year Ended
December 31, 2011	-	-	-		(898,473)	(898,473)

Balance, December 31, 2011	100,217,516	$9,992	$865,363	$74,000	$(1,093,452)	$(144,097)

Stocks issued for mining equipments, February 2012	200,000	20	105,980			106,000

Sale of Stock and Warrants at $1.00 Per Share	175,000	18	174,983			175,001
March, 2012

Exercise of stock options at $0.50 Per Share	30,000	3	14,997			15,000
March, 2012

Stocks issued for common shares issuable		30	73,970	(74,000)		-
to consultants, related parties, March 2012

Fair value of options issued during 1st quarter, 2012			7,970			7,970

Common shares issuable(41,617shares)	41,617			39,000		39,000
to consultants, related parties during 2011

Net Loss for the Quarter Ended
March 31, 2012	-	-	-		(269,618)	(269,618)

Balance, March 31, 2012	100,664,133	$10,063	$1,243,263	$39,000	$(1,363,070)	$(70,744)

The accompanying notes are an integral part of these financial statements

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
	For the Three Months Ended		February 22, 2007
	March 31,		(Inception) to
	2012	2011	March 31, 2012
Cash Flows from Operating Activities:
Net Loss	$(269,618)	$(140,701)	$(1,363,070)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issued for Services	-		96,800
Common Stock Issuable for Services	39,000		113,000
Common Stock Issued for Mining Rights			2,500
Stock Compensation Cost	7,970		21,253
Amortization of Debt Discount	-	433	19,723
Impairment of Mining Leases	-		2,500
Changes in Assets and Liabilities:
Increase in Accrued Expenses	36,348	89,884	180,249

Net Cash Used in Operating Activities	(186,300)	(50,384)	(927,045)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	30,150	75,000	216,021
Proceeds from Sale of Common Stock
and Warrants	190,000	15,000	845,800
Repayment of Borrowings			(75,000)
Payments of Deferred Offering Costs	-	-	(25,000)
Expenses of Offering	-	-	(35)
Repayment of Due to Shareholder	-	(6,000)

Net Cash Provided by Financing Activities	220,150	84,000	961,786

Increase in Cash	33,850	33,616	34,741

Cash – Beginning of Period	891	6,767	-

Cash – End of Period	$34,741	$40,383	$34,741

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
Deferred Offering Costs Charged to Additional
Paid-In Capital	$-	$-	$25,000
Deferred Offering Costs Recorded in Accounts Payable	$-	$-	$7,500
Common Stock Issued for Mining Lease	$2,500	$2,500	$5,000
Debt forgiveness	$97,785	$-	$97,785
Consulting fees forgiveness	$12,000	$-	$12,000
Common Stock Issued for Mining Equipments	$266,000	$0	$266,000
Common Stock Issued for Shares Issuable	$74,000	$0	$74,000

The accompanying notes are an integral part of these financial statements

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

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year..

NOTE 2 -                Going Concern and Significant Accounting Policies

Going Concern

The Company is the exploration and had no revenues and has incurred a net loss of approximately $269,618 for the three months ended March 31, 2012 and a cumulative net loss of approximately $1,363,070 for the period February 22, 2007 (inception) to March 31, 2012.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -                Going Concern and Significant Accounting Policies – (Continued)

Going Concern – (Continued)

The accompanying unaudited condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2012 and December 31, 2011, the Company had no cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs, which are not considered improvements and do not extend the useful life of the asset, are expensed as incurred; additions, renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the statement of operations in other income and expenses.

Depreciation is provided to recognize the cost of the asset in the results of operations. The Company calculates depreciation using the straight-line method with estimated useful life as follows:

Item	Useful Life
Mining equipments	10 years

The mining equipment has not been placed into service as of March 31, 2012
Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of March 31, 2012 and March 31, 2011, the Company has 5,195,000 and 30,000 warrants and options that are anti-dilutive and not included in diluted loss per share respectively.

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

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards CodificationRecent

Fair Value Measurement

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

NOTE 4 -                Property Plant and Equipment

On February 3, 2012, the Company entered into a Purchase and Sale Agreement with Clavo Rico, Ltd., a Turks and a fair Caicos company (“Seller”) for the purchase of certain mining equipment from the Seller's wholly-owned subsidiary, Compania Minera Cerros del Sur, S.A., a Honduran company (“Cerros”). The Company is a party to a lease agreement with Cerros for certain exclusive mining and development rights and a ground lease in Honduras.

As consideration for the equipment, the Company exchanged 200,000 shares of common stock to the Seller with a fair value of $106,000 based on the value of equipment. The Company also agreed to be responsible for, among other things, the cost of freight, insurance, packing and transportation, and the risk of loss in shipping of the purchased equipment. The equipment has not been placed in service as of March 31, 2012.

NOTE 5 -                Notes Payable

 On July 25, 2011, repayment for $25,000 was made for the $50,000 note due to Landolt, a company owned by a director of the Company. At which time the note was assigned to MeM Mining, Inc.   MeM is controlled by, Mendel Mochkin, a director of the company.  As of March 31, 2012 and December 31, 2011, the Principle balance due was $25,000, is unsecured and is due January 2013 with accrued interest at 5%.

On March 28, 2012 the Company received $30,000 from First Line Capital, in exchange for an unsecured note bearing interest at 8%. The principal and interest is payable in full on March 28, 2013.

 On March 28, 2012 the Company received $8,000 from First Line Capital. It represents overfunded amount and was returned to First Line Capital on April 9, 2012. The amount was recorded as accounts payable as of March 31, 2012.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -                Common Stock

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

NOTE 6 -                Common Stock - Continued

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

At December 31, 2011 the Company has 297,516 shares issuable to officers and directors with a fair value of $74,000 in connection with certain consulting agreements.  These shares were valued at the fair value on the date of grant.  These shares were issued to officers and directors during March, 2012.

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

On February 3, 2012, the Company issued 200,000 shares of common stock as payment for certain mining equipments in Honduras at a fair value of $106,000 based on the value of the equipment.

On March 1, 2012, an investor exercised his right to purchase 30,000 shares for $.50 per share. The Company received proceeds of $15,000.

At March 31, 2011 the Company has 41,617 shares issuable to officers and directors with a fair value of $39,000 in connection with certain consulting agreements.  These shares were valued at the fair value on the date of grant.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -                Common Stock - Continued

Warrants

During 2011, the Company issued 1,690,000 warrants in connection with a private placement offering. The warrants have a term of two years from the date of the subscription agreement and allow investors to purchase one share of common stock for $.50.  At March 31, 2012 and December 31, 2011 all warrants have a remaining contractual life of approximately 1.5 years and 1.25 years, respectively.

In February and March 2012, the company issued 175,000 warrants in connection with a private placement offering. The warrants have a term of three years from the date of the subscription agreement and allow investors to purchase one share of common stock for $1.50 per share. At March 31, 2012, all warrants have a remaining contractual life of approximately 3 years.

Information with respect to warrants outstanding and exercisable at March 31, 2012 is as follows:

Three Months Ended, March 31, 2012:
	Number Outstanding	Range of Exercise Price	Number Exercisable

Warrants outstanding, December 31, 2011	1,690,000	$0.50	1,690,000
Issued	175,000	$1.50	175,000
Exercised	(30,000)	$0.50	-
Expired	-	--	-
Warrants outstanding, March 31, 2012	1,835,000	$0.50-1.50	1,835,000

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -                Common Stock - Continued

Options

During July 2011, the Company granted 360,000 stock options to consultants for services to be rendered over a two-year period.  The options are exercisable at $0.50 per share, half of the option shall vest on January 1 and half on June 1 following the grant date. These options had a fair value of $61,104 using the Black-Scholes option-pricing model. The grant date fair values of the Company’s option awards during the three months ended March 31, 2012 and the year ended December 31, 2011 were estimated using the Black Scholes option pricing model with the following assumptions:

	For the Three months ended	For the Year ended
	March 31, 2012	December 31, 2011
Expected life (years)	2	2
Risk – free interest rate	0.40%	0.40%
Expected volatility	178%	178%
Dividend Yield	0.00%	0.00%

The Company has Consultancy agreements that contain provisions for the issuance and granting of options aggregating 3,000,000 shares at $.50 per share  that are predicated on the Company reaching certain milestones in the production of gold.  None of the milestones have been met and accordingly such options have not been granted or issued.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2011	360,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2012	360,000	$0.50
Options exercisable at December 31, 2011	180,000	$0.50
Weighted average fair value of options granted during 2012		$61,104.00

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -                Common Stock - Continued

Options - Continued

 Of the total 360,000 options granted during 2011, 180,000 of them are vested, exercisable and non-forfeitable.

The following table summarizes information about stock options for the Company as of March 31, 2012 and December 31, 2011:

2012 Options Outstanding			2012 Options Exercisable
Number	Weighted Average
Outstanding at	Remaining	Weighted Average	Vested at
March 31, 2012	Contractual Life	Exercise Price	March, 31, 2012

360,000	1.17	$0.50	180,000	$0.50

2011 Options Outstanding			2011 Options Exercisable
Number	Weighted Average		Vested at
Outstanding at	Remaining	Weighted Average	December 31,
December 31, 2011	Contractual Life	Exercise Price	2011

360,000	1.42	$0.50	-	$0.50

NOTE 7 -                Preferred Stock

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

NOTE 9 –                Related Parties

Consulting Agreements

On July 21, 2011, the Company entered into a consulting agreement with Lawrence H. Wolfe, pursuant to which he will work as Chief Financial Officer. Pursuant to the agreement, 100,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000(See note 5). His compensation will be $150,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of Option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $.25 (cents) per share price floor on the valuation of the common stock. For the three months ended March 31, 2012 and year ended December 31, 2011, Mr. Wolfe has earned an aggregate of 16,007 shares and 122,120 shares pursuant to his consulting agreement with a fair value of $15,000 and $30,000, respectively.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 –                Related Parties – Continued

On July 25, 2011, the Company entered into a Consultancy Agreement with Mendel Mochkin, which replaced in its entirety the Employment Agreement dated March 22, 2011(See note 7). Pursuant to the agreement, his compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $.25 (cents) per share price floor on the valuation of the common stock. For the three months ended March 31, 2012 and year ended December 31, 2011, Mr. Mendel has been paid $24,221 and $89,935, respectively and an aggregate of 12,805 and 97,698 shares pursuant to his consulting agreement with a fair value of $12,000 and $24,000, respectively.

On July 21, 2011, the Company entered into a Consultancy Agreement with Zegal and Ross Capital LLC. Pursuant to the agreement, 100,000 shares was issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000(See note 5). The compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of option shall vest on January 1st and half on June 1st following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $.25 (cents) per share price floor on the valuation of the common stock. . For the three months ended March 31, 2012 and year ended December 31, 2011, Zegal and Ross has earned an aggregate of 12,805 and 42,849 shares pursuant to the consulting agreement with a fair value of $12,000 and $20,000, respectively.

Mr. Sternheim is currently on a month-to-month arrangement with the company and has been paid $60,000 and $179,943 for three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues

During the three months ended March 31, 2012, we had no revenues. We did not generate any revenues during the three months ended March 31, 2011.

General and administrative expenses

Costs and expenses for the three months ended March 31, 2012 was $269,307, as compared to selling, general and administrative expenses for the three months ended March 31, 2011 of $137,802. These expenses are comprised of mining and exploration expenses of $42,326, general and administrative expenses of $7,053, consulting fees of $205,084 and professional fees of $14,844

Net loss

As a result of the foregoing, for the three months ended March 31, 2012, net loss increased by $128,917, or 91.6%, to a loss of $269,618, compared to a net loss of $140,701 during the three months ended March 31, 2011.

Liquidity and Capital Resources

On March 31, 2012, we had a working capital deficiency of $176,744 and a stockholders' deficiency of $70,744 as compared to a working capital deficiency and a stockholders' deficiency of $144,097 at December 31, 2011. The increase in working capital deficiency was primarily due to increased consulting fees during the quarter ended March 31, 2012.

We will require additional capital to mine and explore the property in Honduras and estimate that within the next 12 months we will need approximately $1,000,000.

During the quarter ended March 31, 2012, we borrowed $30,000 from First Line Capital. Such sum is due on March 28, 2013 with interest accruing at the rate of 8% per annum.

As a result of the sale of common stock and the exercise of warrants to purchase 30,000 shares, we raised $190,000 from the sale of securities during the quarter. As of March 31, 2012 we had cash on hand of approximately $34,741. Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our units, consisting of a share of common stock and warrants.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of these units to fund our expenses. We do not have any arrangements in place for any other financings.

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

Going Concern Consideration

The Company is the exploration stage and has no revenues. The Company incurred a net loss of approximately $269,618 for the three months ended March 31, 2012 and a cumulative net loss of approximately $1,363,070 for the period February 22, 2007 (inception) to March 31, 2012.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4.      Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of March 31, 2012.

Therefore, our internal controls over financial reporting were not effective as of March 31, 2012 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2012, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In February and March 2012 the company raised an aggregate of $50,000 from one investor under a Regulation S Subscription Agreement. Under this agreement, the Company sold 50,000 of shares and warrants, each warrant entitling the investor to purchase one share of common stock for $1.50 per share. The warrants expire on the third anniversary date its issuance. The units were sold to the investor pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States and each of the persons named is a non-US person.

On February 3, 2012, the Company issued 200,000 shares of common stock as payment for certain mining equipments in Honduras at a fair value of $106,000. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On March 1, 2012, an investor exercised his right to purchase 30,000 shares for $.50 per share. The Company received proceeds of $15,000 in connection with such exercise.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures

Not Applicable

Item 5.      Other Information

Item 6.      Exhibits

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

_________
*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Dated: May 21, 2012	By	/s/ Leonard Sternheim
Name: Leonard Sternheim
Title: President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 21, 2012	By	/s/ Lawrence H. Wolfe
Name: Lawrence H. Wolfe
Title: Chief Financial Officer (Principal Financial and Accounting Officer)