Form 10-Q
period 2012-06-30
MUSTANG ALLIANCES, INC.
filed 2012-08-14
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2012

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

As of August 13, 2012, 101,458,422 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEET

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,567	$891
Prepaid expense	-	-
Total current assets	1,567	891

Property, plant, and equipment, net	106,000	-

Total Assets	$107,567	$891

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses	$298,602	$119,988
Notes payable	30,000	-
Notes payable-related party	25,000	25,000
Due to shareholder	150	-
Advance on stock subscriptions	14,000	-
Total current liabilities	367,752	144,988

Total Liabilities	367,752	144,988

Commitments and contingencies (see note 8)

Stockholder's Equity(Deficiency)
Preferred stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized,
100,622,516 shares issued and 100,778,422 shares outstanding at June 30, 2012,
and 99,920,000 shares issued and 100,217,516 shares outstanding at December 31, 2011	10,063	9,992
Common shares issuable	78,000	74,000
Additional paid in capital	1,251,233	865,363
Deficit accumulated during the exploration stage	(1,599,481)	(1,093,452)

Total Stockholders' Equity (Deficiency)	(260,185)	(144,097)

Total Liabilities and Stockholders' Equity(Deficiency)	$107,567	$891

The accompanying notes are an integral part of these unaudited condensed financials statements.

MUSTANG ALLIANCES, INC..
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS' OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period February 22, 2007 (Inception) to June 30,
	2012	2011	2012	2011	2012

Net Revenues	$-	$-	$-	$-	$-

Cost and Expenses:
Professional fees	19,425	18,220	34,269	38,791	302,647
Consulting fees	173,717	-	378,801	-	902,086
General and administrative expenses	6,738	71,655	13,791	118,364	93,481
Mining and exploration costs	35,601	45,368	77,927	115,890	260,488

Total costs and expenses	235,481	135,243	504,788	273,045	1,558,701

Operating Loss	(235,481)	(135,243)	(504,788)	(273,045)	(1,558,701)

Other (Expenses)
Interest expense	(930)	(2,466)	(1,241)	(4,932)	(21,056)
Amortization of debt discount	-	(19,290)	-	(19,723)	(19,723)

Total Other (Expense)	(930)	(21,756)	(1,241)	(24,655)	(40,779)

Net Loss	$(236,411)	$(156,999)	$(506,029)	$(297,700)	$(1,599,481)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	100,622,516	98,330,330	100,376,664	106,830,055

The accompanying notes are an integral part of these unaudited condensed financials statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO JUNE 30, 2012
(UNAUDITED)

	Common Stock		Paid-In	Common Shares	Accumulated Deficit During the Exploration
	Shares	Amount	Capital	Issuable	Stage	Total

Balance, February 22 2007	-	$-	$-		$-	$-

Common Stock Issued to Founders at $.0000125 Per Share, February 22, 2007	64,000,000	6,400	(5,600)		-	800

Net Loss for the Period	-	-	-		(4,498)	(4,498)
Balance, December 31, 2007	64,000,000	6,400	(5,600)		(4,498)	(3,698)

Common Stock Issued to Investors at $.002 Per
Share, Net of Offering Costs, February 20, 2008	22,400,000	2,240	42,724		-	44,964

Common Stock Issued for Services at $.0075
Per Share, February 25, 2008	800,000	80	5,920		-	6,000

Net Loss for the Year Ended December 31, 2008	-	-	-		(91,106)	(91,106)
Balance, December 31, 2008	87,200,000	8,720	43,044		(95,604)	(43,840)

Net Loss for the Year Ended December 31, 2009	-	-	-		(29,939)	(29,939)
Balance, December 31, 2009	87,200,000	8,720	43,044		(125,543)	(73,779)

Common Stock Issued for Mining Lease at $.000125
Per Share, December 15, 2010	20,000,000	2,000	500		-	2,500

Net Loss for the Year Ended December 31, 2010	-	-	-		(69,436)	(69,436)
Balance, December 31, 2010	107,200,000	10,720	43,544		(194,979)	(140,715)

Common Stock Issued for Mining Lease at $.000125 Per Share, February 22, 2011	20,000,000	2,000	500		-	2,500

Sale of Stock and Warrants at $.25 Per Share, March 2011	60,000	6	14,994		-	15,000

Retirement of 30,000,000 Shares of Common Stock
as Contributed Capital on March 31, 2011 by Chief Executive Officer	(30,000,000)	(3,000)	3,000		-	-

Discount on Convertible Debt	-	-	19,723		-	19,723

Sale of Stock and Warrants at $.25 Per Share, June 2011	1,280,000	128	319,872		-	320,000

Sale of Stock and Warrants at $.25 Per Share July 2011	1,000,000	100	249,900			250,000

Stock issued for services, July 2011	340,000	34	81,966			82,000

Debt forgiveness, July 2011			97,785			97,785

Consulting fees forgiveness, July 2011			12,000			12,000

Stock issued for services, Oct 2011	40,000	4	8,796			8,800

Fair value of options issued during 2011			13,283			13,283

Common shares issuable(297,516 shares) to consultants, related parties during 2011	297,516			74,000		74,000

Net Loss for the Year Ended

December 31, 2011	-	-	-		(898,473)	(898,473)

Balance, December 31, 2011	100,217,516	$9,992	$865,363	$74,000	$(1,093,452)	$(144,097)

Stocks issued for mining equipments, February 2012	200,000	20	105,980			106,000

Sale of Stock and Warrants at $1.00 Per Share March, 2012	175,000	18	174,982			175,000

Exercise of stock options at $0.50 Per Share March, 2012	30,000	3	14,997			15,000

Stocks issued for common shares issuable to consultants, related parties, March 2012		30	73,970	(74,000)		-

Fair value of options issued during six months ended June 30, 2012			15,941			15,941

Common shares issuable(155,906 shares) to consultants, related parties during 2012	155,906			78,000		78,000

Net Loss for the Six Months Ended June 30, 2012	-	-	-		(506,029)	(506,029)

Balance, June 30, 2012	100,778,422	$10,063	$1,251,233	$78,000	$(1,599,481)	$(260,185)

The accompanying notes are an integral part of these unaudited condensed financials statements.

MUSTANG ALLIANCES, INC..
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended		For the Period February 22, 2007
	June 30,		(Inception) to
	2012	2011	June 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(506,029)	$(297,700)	$(1,599,481)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issued for Services	-		96,800
Common Stock Issuable for Services	78,000		152,000
Common Stock Issued for Mining Rights			2,500
Stock Compensation Cost	15,940		29,223
Amortization of Debt Discount	-	19,723	19,723
Impairment of Mining Leases	-		2,500
Depreciation Expense	-		-
Changes in Assets and Liabilities:			-
Increase in Accrued Expenses	178,615	29,556	322,516

Net Cash Used in Operating Activities	(233,474)	(248,421)	(974,219)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings	30,150	75,000	216,021
Proceeds from Sale of Common Stock and Warrants	190,000	335,005	845,800
Repayment of Borrowings			(75,000)
Advance on subscriptions	14,000		14,000
Payments of Deferred Offering Costs	-	(25,000)	(25,000)
Expenses of Offering	-	-	(35)
Repayment of Due to Shareholder	-	(6,000)

Net Cash Provided by Financing Activities	234,150	379,005	975,786

Increase in Cash	676	130,584	1,567

Cash – Beginning of Period	891	6,767	-

Cash – End of Period	$1,567	$137,351	$1,567

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Deferred Offering Costs Charged to Additional
Paid-In Capital	$-	$-	$25,000
Deferred Offering Costs Recorded in Accounts Payable	$-	$-	$7,500
Common Stock Issued for Mining Lease	$2,500	$2,500	$5,000
Debt forgiveness	$97,785	$-	$97,785
Consulting fees forgiveness	$12,000	$-	$12,000
Common Stock Issued for Mining Equipment	$266,000	$-	$266,000
Common Stock Issued for Shares Issuable	$74,000	$-	$74,000
Common Stock Retired as Contributed Capital	$-	$3,000	$3,000
Discount on Convertible Debt	$-	$19,723	$19,723

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

NOTE 2 -      Going Concern and Significant Accounting Policies

Going Concern

The Company is in the exploration stage and has no revenues and has incurred a net loss of approximately $506,029 for the six months ended June 30, 2012 and a cumulative net loss of approximately $1,599,481 for the period from February 22, 2007 (inception) to June 30, 2012.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2012 and December 31, 2011, the Company had no cash equivalents.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of June 30, 2012 and December 31, 2011, the Company has 5,195,000 and 5,050,000 warrants and options that are anti-dilutive and not included in diluted loss per share respectively.

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

The Company capitalizes costs for mining properties by individual property and defers suchcosts for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

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

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such; we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 -       Mining Leases

On December 13, 2010, the Company entered into a lease agreement to explore certain mining concessions in Honduras.  The Company issued 20,000,000 shares of common stock, with a fair value of $2,500 for this lease that was charged to mining exploration costs.

On February 22, 2011, the Company entered into a second lease agreement to explore certain mining concessions in Honduras.  The Company issued 20,000,000 shares of common stock, with a fair value of $2,500 for this lease that was charged to mining exploration costs.

NOTE 4 -       Property Plant and Equipment

On February 3, 2012, the Company entered into a Purchase and Sale Agreement with Clavo Rico, Ltd. a related party, a Turks and Caicos company (“Seller”) for the purchase of certain mining equipment from the Seller's wholly-owned subsidiary, CompaniaMineraCerrosdel Sur, S.A., a Honduran company (“Cerros”). The Company is a party to a lease agreement with Cerros for certain exclusive mining and development rights and a ground lease in Honduras.

As consideration for the equipment, the Company exchanged 200,000 shares of common stock to the Seller with a fair value of $106,000 based on the value of equipment. The Company also agreed to be responsible for, among other things, the cost of freight, insurance, packing and transportation, and the risk of loss in shipping of the purchased equipment. The equipment has not been placed in service as of June 30, 2012.

NOTE 5 -       Notes Payable to Related Parties:

On July 25, 2011, repayment for $25,000 was made for the $50,000 note due to Landolt, a company owned by a director of the Company. At which time the note was assigned to MeM Mining, Inc.   MeM is controlled by, Mendel Mochkin, a director of the company.  As of June 30, 2012 and December 31, 2011, the Principle balance due was $25,000, is unsecured and is due January 2013 with accrued interest at 5%.

On March 28, 2012 the Company received $30,000 from First Line Capital, in exchange for an unsecured note bearing interest at 8%. As of June 30, 2012, the principal due was $30,000, is unsecured and is due in full plus accrued interest on March 28, 2013.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -       Common Stock

In February 2007, the Company issued 64,000,000 shares of common stock at $.0000125 per share to the Founders of the Company for $800.

In February 2008, the Company sold 22,400,000 shares of common stock at $.002 per share pursuant to its public offering.  The Company received net proceeds of $44,964.

In February 2008, the Company issued 800,000 shares of common stock with the fair value of $.0075 per share for services rendered.  The Company recorded stock based compensation expense of $6,000 in connection with this issuance.

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

On December 13, 2010, the Company issued 20,000,000 shares of common stock as payment for certain mining leases in Honduras at a fair value of $2,500.

On February 22, 2011, the Company issued 20,000,000 shares of common stock as payment for certain additional mining leases in Honduras at a fair value of $2,500.

On March 28, 2011, the Company sold 60,000 units consisting of 60,000 shares of common stock and 30,000 warrants for $15,000.  The warrants are exercisable at $.50 per share and have a two year term.

On March 31, 2011, the Company's CEO retired 30,000,000 shares of his common stock of the Company as additional paid-in capital.

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

On July 27, 2011, the Company sold 1,000,000 units in consideration of $250,000 consisting of 1,000,000 shares of common stock and 1,000,000 warrants. Each warrant allows for the purchase one additional share of common stock at a price of $0.50 per share for two years.

On October 24, 2011, the Company issued 20,000 shares to Ben Lafazan and 20,000 shares to Barry Wolinetz as partial settlement for services rendered. The shares were valued at $.22 per share, the fair value on the date of grant.

At December 31, 2011, the Company has 297,516 shares issuable to officers and directors with a fair value of $74,000 in connection with certain consulting agreements.  These shares were valued at the fair value on the date of grant.  These shares were issued to officers and directors during March, 2012.

In February and March 2012, the company raised an aggregate of $175,000 from one investor under a Regulation S Subscription Agreement. Under this agreement, the Company is offering for sale up to $500,000 of shares and warrants at a purchase price of $1.00 per share. For each dollar invested, the investor will receive one share of common stock and one warrant. Each warrant entitles the investor to purchase one share of common stock for $1.50 per share. The warrants expire on the third anniversary date its issuance.

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

At June 30, 2012, the Company has 155,906 shares issuable to officers and directors with a fair value of $78,000 in connection with certain consulting agreements.  These shares were valued at the fair value on the date of grant.

Warrants

During 2011, the Company issued 1,690,000 warrants in connection with a private placement offering. The warrants have a term of two years from the date of the subscription agreement and allow investors to purchase one share of common stock for $.50.  At June 30, 2012 and December 31, 2011 all warrants have a remaining contractual life of approximately 1 year and 1.5 years, respectively.

In February and March 2012, the company issued 175,000 warrants in connection with a private placement offering. The warrants have a term of three years from the date of the subscription agreement and allow investors to purchase one share of common stock for $1.50 per share.At June 30, 2012, all warrants have a remaining contractual life of approximately 2.7 years.

Information with respect to warrants outstanding and exercisable at June 30, 2012 is as follows:

Six Months Ended June30, 2012:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Warrants outstanding, December 31, 2011	1,690,000	$0.50	1,690,000
Issued	175,000	$1.50	175,000
Exercised	(30,000)	$0.50	-
Expired	-	--	-
Warrants outstanding, June 30, 2012	1,835,000	$0.50-1.50	1,835,000

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -       Common Stock - Continued

Options

During July 2011, the Company granted 360,000 stock options to consultants for services to be rendered over a two-year period.  The options are exercisable at $0.50 per share, half of the option shall vest on January 1 and half on June 1 following the grant date. These options had a fair value of $61,104 using the Black-Scholes option-pricing model. The grant date fair values of the Company’s option awards during the six months ended June 30, 2012 and the year ended December 31, 2011 were estimated using the Black Scholes option pricing model with the following assumptions:

	For the Six monthsended June 30, 2012	For the Year ended December 31, 2011
Expected life (years)	-	2
Risk – free interest rate	-	0.40%
Expected volatility	-	178%
Dividend Yield	-	0.00%

The Company has Consultancy agreements that contain provisions for the issuance and granting of options aggregating 3,000,000 shares at $.50 per share  that are predicated on the Company reaching certain milestones in the production of gold.None of the milestones have been met and accordingly such options have not been granted or issued.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2011	360,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June30, 2012	360,000	$0.50
Options exercisable at June 30, 2012	360,000	$0.50
Weighted average fair value of options granted during 2012		0

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -       Common Stock - Continued

Options - Continued

Of the total 360,000 options granted during 2011, 360,000 of them are vested, exercisable and non-forfeitable.

The following table summarizes information about stock options for the Company as of June 30, 2012 and December 31, 2011:

2012 Options Outstanding			2012 Options Exercisable
Number	Weighted Average
Outstanding at	Remaining	Weighted Average	Vested at
30-Jun-12	Contractual Life	Exercise Price	30-Jun-12
360,000	0.92	$0.50	360,000	$0.50

2011 Options Outstanding			2011 Options Exercisable
Number	Weighted Average
Outstanding at	Remaining	Weighted Average	Vested at
31-Dec-11	Contractual Life	Exercise Price	31-Dec-11
360,000	1.42	$0.50	-	$0.50

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

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 -       Commitment and Contingencies

Lease Commitments

On December 13, 2010, the Company entered into a Lease Agreement (the "Lease Agreement") with CompaniaMineraCerros Del Sur, S.A., a corporation organized under the laws of Honduras (“Cerros”) and Mayan Gold, Inc., a Nevada corporation (“Mayan Gold”) pursuant to which Cerros, the registered owner of the Corpus I, II, III and IV mining concessions and the Potosi concession, leased us the exclusive right to prospect, explore and mine for minerals in Corpus IV. The Lease Agreement continues until the Honduras government grants Cerros the right to assign the Corpus IV mining concession to the Company, at which time Cerros will transfer title to the mining concession to the Company.  In consideration for such rights, we issued 20,000,000 shares of common stock to Mayan Gold, the beneficial owner of a 100% interest in Corpus IV. The shares issued by the Company to Mayan Gold represent approximately 18.66% of the then issued and outstanding shares of the Company. As further consideration for the right granted, we agreed to pay Cerros an annual sum of $1,500 no later than April 1st of each year, beginning April 1, 2011.

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

On March 22, 2011, the Company entered into a two year employment agreement with Leonard Sternheim, pursuant to which he will be employed on a part time basis.  Mr. Sternheim shall work at least one hundred fifty (150) hours per month on behalf of the Company as its Chief Executive Officer.  Pursuant to the agreement, his compensation will be $120,000 annually, which shall accrue from the date of the agreement and to be paid at such time when the Company has adequate capital. In July 2011 this agreement was nullified.  Mr. Sternheim is currently acting in a consultancy capacity as the Company’s Chief Executive Officer.

NOTE 9 -      Related Parties

Consulting Agreements

On July 21, 2011, the Company entered into a consulting agreement with Lawrence H. Wolfe, pursuant to which he will work as Chief Financial Officer. Pursuant to the agreement, 100,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000(See note 6). His compensation will be $150,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of Option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $.25 per share price floor on the valuation of the common stock. For the six months ended June 30, 2012, and year ended December 31, 2011, Mr. Wolfe has earned an aggregate of 59,964 shares and 122,120 shares pursuant to his consulting agreement with a fair value of $30,000, respectively.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 -      Related Parties – Continued

On July 25, 2011, the Company entered into a Consultancy Agreement with Mendel Mochkin, which replaced in its entirety the Employment Agreement dated March 22, 2011(See note 7). Pursuant to the agreement, his compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $.25 per share price floor on the valuation of the common stock. For thesix months ended June 30, 2012, andyear ended December 31, 2011, Mr. Mendel has been paid$44,221 and $89,935, respectively and an aggregate of 47,971 and 97,698 shares pursuant to his consulting agreement with a fair value of $24,000, respectively.

On July 21, 2011, the Company entered into a Consultancy Agreement with Zegal and Ross Capital LLC. Pursuant to the agreement, 100,000 shares was issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000(See note 5). The compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of option shall vest on January 1st and half on June 1st following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $.25 per share price floor on the valuation of the common stock.For thesix months ended June 30, 2012, andyear ended December 31, 2011, Zegal and Ross has earned an aggregate of 47,971 and 42,849 shares pursuant to the consulting agreement with a fair value of $24,000 and $20,000, respectively.

Mr. Sternheim is currently on a month-to-month arrangement with the company and has been paid $120,000 and $179,943 for six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 -    Subsequent Events

Equity:

The Company received $14,000 in April of 2012 and $20,000 in July of 2012, an aggregate of $34,000, from an investor in exchange for 680,000 shares of common stock at $.05 per share and 340,000 warrants exercisable at $.20 per share.   The warrants expire in August 2017.

The $14,000 received in April was reflected as an advance as of June 30, 2012.

Litigation:

On or about July 2012, the Company was named as a defendant in a lawsuit titled George Sharp vs. Mustang Alliances, Inc. et al.  The lawsuit was filed in the Superior court of the State of California, in San Diego County.  The lawsuit alleges violations of California restrictions on unsolicited commercial e-mail advertisers and seeks damages and punitive dames in an unspecified amount.  The Company intends to vigorously defend this lawsuit.  As of June 30, 2012, the Company has not accrued any amounts related to this lawsuit.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

Revenues

During the three months ended June 30, 2012, we had no revenues. We did not generate any revenues during the three months ended June 30, 2011.

Operating expenses

Costs and expenses for the three months ended June 30, 2012 and 2011 was $235,481, as compared to costs for the three months ended June 30, 2011 of $135,243. These expenses are comprised of mining and exploration expenses of $35,601, general and administrative expenses of $6,738, consulting fees of $173,717 and professional fees of $19,425. Operating expenses for the period commencing February 22, 2007 (inception) through June 30, 2012 was $1,558,701.

Net loss

As a result of the foregoing, for the three months ended June 30, 2012, net loss increased by $79,412, or 51%, to a loss of $236,411, compared to a net loss of $156,999 during the three months ended June 30, 2011

Comparison of Six Months Ended June 30, 2012 and 2011

Revenues

During the six months ended June 30, 2012, we had no revenues. We did not generate any revenues during the six months ended June 30, 2011.

Operating expenses

Costs and expenses for the six months ended June 30, 2012 was $504,787, as compared to costs for the six months ended June 30, 2011 of $273,045. These expenses are comprised of professional and consulting fees of $34,269, general and administrative expenses of $13,791, consulting fees of $378,801 and mining and exploration expenses of $77,927. Operating expenses for the period commencing February 22, 2007 (inception) through June 30, 2012 was $1,558,701.

Net loss

As a result of the foregoing, for the six months ended June 30, 2012, net loss increased by $208,329, or 70%, to a loss of $506,029, compared to a net loss of $297,700 during the six months ended June 30, 2011. Net loss for the period commencing February 22, 2007 (inception) through June 30, 2012 was $1,599,481.

Liquidity and Capital Resources

On June 30, 2012, we had a working capital deficiency of $366,185 and a stockholders' deficiency of $260,185 as compared to a working capital deficiency and a stockholders' deficiency of $144,097 at December 31, 2011. The increase in working capital deficiency was primarily due to increased consulting fees during the six months ended June 30, 2012.

We will require additional capital to mine and explore the property in Honduras and estimate that within the next 12 months we will need approximately $1,000,000.

We received an advance of $14,000 for stock and warrants completed in July 2012. In July, we received an additional $20,000 from this same investor resulting in an aggregate investment of $34,000 in exchange for 680,000 shares and 340,000 exercisable at $.20 per share expiring in 2017.  As of June 30, 2012 we had cash on hand of approximately $1,567. Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our units, consisting of a share of common stock and warrants.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of these units to fund our expenses. We do not have any arrangements in place for any other financings.

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

Going Concern Consideration

The Company is the exploration stage and has no revenues. The Company incurred a net loss of approximately $506,029 for the six months ended June 30, 2012 and a cumulative net loss of approximately $1,599,481 for the period February 22, 2007 (inception) to June 30, 2012.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that fund will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The Company is attempting to address its lack of liquidity by seeking additional funds.  There can be no assurances that the Company will be able to raise the additional funds it requires.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of June 30, 2012.

Therefore, our internal controls over financial reporting were not effective as of June 30, 2012 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2012, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings.

On or about July 2012, the Company was named as a defendant in a lawsuit titled George Sharp vs. Mustang Alliances, Inc. et al. The lawsuit was filed in the Superior court of the State of California, in San Diego County. The lawsuit alleges violations of California restrictions on unsolicited commercial e-mail advertisers and seeks damages and punitive dames in an unspecified amount. The Company intends to vigorously defend this lawsuit. As of June 30, 2012, the Company has not accrued any amounts related to this lawsuit.

Item 1A.   Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

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

101 **
The following materials from our Quarterly Report on Form 10-Q for the six months ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i)  Balance Sheet, (ii) Statement of Operations, (iii)  Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.

_________
*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Dated: August 14, 2012	By	/s/ Leonard Sternheim
Leonard Sternheim
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: August 14, 2012	By	/s/ Lawrence H. Wolfe
Lawrence H. Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)