Form 10-Q
period 2012-09-30
MUSTANG ALLIANCES, INC.
filed 2012-11-26
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2012

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

As of November 15, 2012, 104,302,516 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

Current Assets:
Cash	$1,475	$891
Prepaid expense	-	-
Total current assets	1,475	891

Property, plant, and equipment, net	106,000	-

Total Assets	$107,475	$891

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses	$381,820	$119,988
Notes payable	30,000	-
Notes payable-related party	40,000	25,000
Due to shareholder	150	-
Total current liabilities	451,970	144,988

Total Liabilities	451,970	144,988

Commitments and contingencies

Stockholder's Equity(Deficiency)
Preferred stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized,
104,302,516 shares issued and 104,537,835 shares outstanding at September 30, 2012,
and 99,920,000 shares issued and 100,217,516 shares outstanding at December 31, 2011	10,431	9,992
Common shares issuable 235,318 and 297,516 at September 30, 2012 and December 31, 2011, respectively	88,000	74,000
Additional paid in capital	1,494,865	865,363
Deficit accumulated during the exploration stage	(1,937,791)	(1,093,452)

Total Stockholders' Equity (Deficiency)	(344,495)	(144,097)

Total Liabilities and Stockholders' Equity(Deficiency)	$107,475	$891

The accompanying notes are an integral part of these unaudited condensed financials statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS' OF OPERATIONS
(UNAUDITED)

					For the Period
					February 22, 2007
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Net Revenues	$-	$-	$-	$-	$-

Cost and Expenses:
Professional fees	2,500	31,016	36,769	69,807	305,147
Consulting fees	298,471	269,181	677,272	361,356	1,200,557
General and administrative expenses	3,196	19,835	16,987	46,023	96,677
Mining and exploration costs	33,223	2,424	111,150	118,314	293,711

Total costs and expenses	337,390	322,456	842,178	595,500	1,896,092

Operating Loss	(337,390)	(322,456)	(842,178)	(595,500)	(1,896,092)

Other (Expenses)
Interest expense	(920)	(407)	(2,161)	(5,339)	(21,976)
Amortization of debt discount	-	-	-	(19,723)	(19,723)

Total Other (Expense)	(920)	(407)	(2,161)	(25,062)	(41,699)

Net Loss	$(338,310)	$(322,863)	$(844,339)	$(620,562)	$(1,937,791)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	101,942,516	99,505,435	100,885,923	104,361,685

The accompanying notes are an integral part of these unaudited condensed financials statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO SEPTEMBER 30, 2012
(UNAUDITED)

	Common Stock		Paid-In	Common Shares	Accumulated Deficit During the Exploration
	Shares	Amount	Capital	Issuable	Stage	Total
Balance, February 22 2007	-	$-	$-	$-	$-	$-

Common Stock Issued to Founders at $.0000125 Per Share, February 22, 2007	64,000,000	6,400	(5,600)		-	800

Net Loss for the Period	-	-	-		(4,498)	(4,498)
Balance, December 31, 2007	64,000,000	6,400	(5,600)		(4,498)	(3,698)

Common Stock Issued to Investors at $.002 Per Share, Net of Offering Costs, February 20, 2008	22,400,000	2,240	42,724		-	44,964

Common Stock Issued for Services at $.0075 Per Share, February 25, 2008	800,000	80	5,920		-	6,000

Net Loss for the Year Ended December 31, 2008	-	-	-		(91,106)	(91,106)
Balance, December 31, 2008	87,200,000	8,720	43,044		(95,604)	(43,840)

Net Loss for the Year Ended December 31, 2009	-	-	-		(29,939)	(29,939)
Balance, December 31, 2009	87,200,000	8,720	43,044		(125,543)	(73,779)

Common Stock Issued for Mining Lease at $.000125 Per Share, December 15, 2010	20,000,000	2,000	500		-	2,500

Net Loss for the Year Ended December 31, 2010	-	-	-		(69,436)	(69,436)
Balance, December 31, 2010	107,200,000	10,720	43,544		(194,979)	(140,715)

Common Stock Issued for Mining Lease at $.000125 Per Share, February 22, 2011	20,000,000	2,000	500		-	2,500

Sale of Stock and Warrants at $.25 Per Share, March 2011	60,000	6	14,994		-	15,000

Retirement of 30,000,000 Shares of Common Stock as Contributed Capital on March 31, 2011 by Chief Executive Officer	(30,000,000)	(3,000)	3,000		-	-

Discount on Convertible Debt	-	-	19,723		-	19,723

Sale of Stock and Warrants at $.25 Per Share, June 2011	1,280,000	128	319,872		-	320,000

Sale of Stock and Warrants at $.25 Per Share, July 2011	1,000,000	100	249,900			250,000

Stock issued for services, July 2011	340,000	34	81,966			82,000

Debt forgiveness, July 2011			97,785			97,785

Consulting fees forgiveness, July 2011			12,000			12,000

Stock issued for services, Oct 2011	40,000	4	8,796			8,800

Fair value of options issued during 2011			13,283			13,283

Common shares issuable(297,516 shares) to consultants, related parties during 2011	297,516			74,000		74,000

Net Loss for the Year Ended December 31, 2011	-	-	-		(898,473)	(898,473)

Balance, December 31, 2011	100,217,516	$9,992	$865,363	$74,000	$(1,093,452)	$(144,097)

Stocks issued for mining equipments, February 2012	200,000	20	105,980			106,000

Sale of Stock and Warrants at $1.00 Per Share March, 2012	175,000	18	174,982			175,000

Exercise of stock options at $0.50 Per Share March, 2012	30,000	3	14,997			15,000

Stocks issued for common shares issuable to consultants, related parties, March 2012		30	73,970	(74,000)		-

Fair value of options issued during six months ended June 30, 2012			15,941			15,941

Common shares issuable(235,318 shares) to consultants, related parties	235,318			88,000		88,000

Sale of stocks and warrants at $0.05 per share, Aug 2012	680,000	68	33,932			34,000

Stocks issued for services, Aug 2012	3,000,000	300	209,700			210,000

Net Loss for the Nine Months Ended September 30, 2012	-	-	-		(844,339)	(844,339)

Balance, September 30, 2012	104,537,834	$10,431	$1,494,865	$88,000	$(1,937,791)	$(344,495)

The accompanying notes are an integral part of these unaudited condensed financials statements.

MUSTANG ALLIANCES, INC..
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended		For the Period February 22, 2007 (Inception) to
	September 30,		September 30,
	2012	2011	2012
Cash Flows from Operating Activities:
Net Loss	$(844,339)	$(620,562)	$(1,937,791)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issued for Services	210,000	82,000	306,800
Common Stock Issuable for Services	88,000	35,000	162,000
Common Stock Issued for Mining Rights	-	2,500	2,500
Stock Compensation Cost	15,940		29,223
Amortization of Debt Discount	-	19,723	19,723
Impairment of Mining Leases	-		2,500
Increase in Prepaid Expense	-	(37,111)	-
Decrease in Mining Leases	-	2,500	-
Increase(Decrease) in Accrued Expenses	261,833	(13,611)	405,734

Net Cash Used in Operating Activities	(268,566)	(529,561)	(1,009,311)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings from non-related party	30,000	75,000	215,871
Proceeds of Borrowings from related parties	15,150	-	15,150
Proceeds from Sale of Common Stock
and Warrants	224,000	585,000	879,800
Repayment of Borrowings	-	(75,000)	(75,000)
Payments of Deferred Offering Costs	-	-	(25,000)
Expenses of Offering	-	-	(35)
Repayment of Due to Shareholder	-	-	-

Net Cash Provided by Financing Activities	269,150	585,000	1,010,786

Increase in Cash	584	55,439	1,475

Cash – Beginning of Period	891	6,767	-

Cash – End of Period	$1,475	$62,206	$1,475

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Deferred Offering Costs Charged to Additional
Paid-In Capital	$-	$-	$25,000
Deferred Offering Costs Recorded in Accounts Payable	$-	$-	$7,500
Common Stock Issued for Mining Lease	$-	$-	$5,000
Debt forgiveness	$-	$97,785	$97,785
Consulting fees forgiveness	$-	$12,000	$12,000
Common Stock Issued for Mining Equipments	$106,000	$-	$106,000

The accompanying notes are an integral part of these unaudited condensed financials statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -               Organization and Basis of Presentation

Mustang Alliances, Inc. (“the Company”) was incorporated on February 22, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company.  The Company originally intended to market and sell anti-lock braking systems produced in China to the auto parts and auto manufacturing market in the United States.  The Company has since abandoned its business plan and was seeking an operating company with which to merge or acquire.  Currently, we are no longer a blank check company as we have a specific business plan.  We are an exploration-stage mining company and as a result of the execution and delivery of the lease agreements in Honduras, we are now in the business of exploring mineral properties.  There is no assurance, however, that the Company will achieve its objectives or goals.

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

NOTE 2 -               Going Concern and Significant Accounting Policies

 Going Concern

The Company is in the exploration stage and has no revenues, has incurred a net loss of approximately $844,339for the nine months ended September 30, 2012 and a cumulative net loss of $1,937,791 for the period from February 22, 2007 (inception) to September 30, 2012 and a working capital deficit of $450,495.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2012 and December 31, 2011, the Company had no cash equivalents.

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

 Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of September 30, 2012 and September 30, 2011, the Company has 2,175,000 and 4,690,000 warrants and options that are anti-dilutive and not included in diluted loss per share respectively.

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

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet - Subtopic 954-430, Health Care Entities-Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder's unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity's management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08. The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

As consideration for the equipment, the Company exchanged 200,000 shares of common stock to the Seller with a fair value of $106,000 based on the value of equipment. The Company also agreed to be responsible for, among other things, the cost of freight, insurance, packing and transportation, and the risk of loss in shipping of the purchased equipment. The equipment has not been placed in service as of September 30, 2012.

NOTE 5 -               Notes Payable

 On July 25, 2011, repayment for $25,000 was made for the $50,000 note due to Landolt, a company owned by a director of the Company. At which time the note was assigned to MeM Mining, Inc.   MeM is controlled by, Mendel Mochkin, a director of the company.  As of September 30, 2012 and December 31, 2011, the principle balance due was $25,000, is unsecured and is due January 2013 with accrued interest at 5%.

On March 28, 2012 the Company received $30,000 from First Line Capital, in exchange for an unsecured note bearing interest at 8%. As of September 30, 2012, the principal due was $30,000, is unsecured and is due in full plus accrued interest on March 28, 2013.

On September 13, 2012, the Company received $15,000 from Mr. Sternheim, CEO of the Company as an unsecured non-interest bearing loan. As of September 30, 2012, the principal due was $15,000, is unsecured and is due on demand.

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

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -               Common Stock - Continued

On July 19, 2011, the Company issued 40,000 units to Mark Holcombe, a director of the Company in consideration of consisting of 40,000 shares of common stock and 20,000 warrants with a fair value of $1,583. Each warrant allows Mr. Holcombe to purchase one additional share of common stock at a price of $0.50 per share for two years.  The shares were valued at$10,000 ($.25 per share), the fair value on the date of grant.

On July 21, 2011, the Company issued 100,000 shares to Lawrence H. Wolfe, our Chief Financial Officer, in consideration for the execution and delivery of a consulting agreement with Mr. Wolfe.  The shares were valued at $29,000 ($.24 per share), the fair value on the date of grant.

On July 21, 2011, the Company issued 100,000 shares to Zegal and Ross Capital LLC in consideration for the execution and delivery of a consulting agreement. The shares were valued at $24,000($.24 per share), the fair value on the date of grant.

On July 25, 2011, the Company issued 100,000 shares to Mendel Mochkin, a director, in consideration for the execution and delivery of a consulting agreement with such person which replaced in its entirety Mr. Mochkin's employment agreement. Mr. Mochkin is an accredited investor. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  The shares were valued at $24,000($.24 per share), the fair value on the date of grant.

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

In February and March 2012, the company issued 175,000 units and raised an aggregate of $175,000 from one investor under a Regulation S Subscription Agreement. Under this agreement, the Company is offering for sale up to $500,000 of shares and warrants at a purchase price of $1.00 per share. For each dollar invested, the investor will receive one share of common stock and one warrant. Each warrant entitles the investor to purchase one share of common stock for $1.50 per share. The warrants expire on the third anniversary date its issuance.

On February 3, 2012, the Company issued 200,000 shares of common stock as payment for certain mining equipments in Honduras at a fair value of $106,000 based on the value of the equipment.

On March 1, 2012, an investor exercised his right to purchase 30,000 shares for $.50 per share. The Company received proceeds of $15,000.

In August 2012, the Company raised an aggregate of $34,000 from one investor under a Regulation S Subscription Agreementin exchange for 680,000 shares of common stock at $.05 per share and 340,000 warrants exercisable at $.20 per share.   The warrants expire on the fifth anniversary date its issuance.

On August 28, 2011, the Company issued 3,000,000 shares of common stock to three consultants in consideration for services previously provided. The shares were valued at $.07 per share, the fair value on the date of grant of $210,000.

At September 30, 2012, the Company has 235,318 shares issuable to officers and directors with a fair value of $88,000 in connection with certain consulting agreements.  These shares were valued at the fair value on the date of grant.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -               Common Stock - Continued

Warrants

During 2011, the Company issued 1,690,000 warrants in connection with a private placement offering. The warrants have a term of two years from the date of the subscription agreement and allow investors to purchase one share of common stock for $.50.  At September 30, 2012 and December 31, 2011 all warrants have a remaining contractual life of approximately 0.7 year and 1.5 years, respectively.

In February and March 2012, the company issued 175,000 warrants in connection with a private placement offering. The warrants have a term of three years from the date of the subscription agreement and allow investors to purchase one share of common stock for $1.50 per share.At September 30, 2012, all warrants have a remaining contractual life of approximately 2.48years.

In August 2012, the company issued 340,000 warrants in connection with a private placement offering. The warrants have a term of five years from the date of the subscription agreement and allow investors to purchase one share of common stock for $0.20 per share.At September 30, 2012, all warrants have a remaining contractual life of approximately 4.91 years.

Information with respect to warrants outstanding and exercisable at September 30, 2012 is as follows:

Nine Months Ended September30, 2012:
	Number Outstanding	Range of Exercise Price	Number Exercisable

Warrants outstanding, December 31, 2011	1,690,000	$0.50	1,690,000
Issued	515,000	$0.20-1.50	515,000
Exercised	(30,000)	$0.50	-
Forfeited	-	--	-
Warrants outstanding, September 30, 2012	2,175,000	$0.20-1.50	2,175,000

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -               Common Stock - Continued

Options

During July 2011, the Company granted 360,000 stock options to consultants for services to be rendered over a two-year period.  The options are exercisable at $0.50 per share, half of the option shall vest on January 1 and half on June 1 following the grant date. These options had a fair value of $61,104 using the Black-Scholes option-pricing model. The grant date fair values of the Company’s option awards during the nine months ended September 30, 2012 and the year ended December 31, 2011 were estimated using the Black Scholes option pricing model with the following assumptions:

	For the Nine months ended	For the Year ended
	September 30, 2012	December 31, 2011
Expected life (years)	-	2
Risk – free interest rate	-	0.40%
Expected volatility	-	178%
Dividend Yield	-	0.00%

The Company has Consultancy agreements that contain provisions for the issuance and granting of options aggregating 3,000,000 shares at $.50 per share  that are predicated on the Company reaching certain milestones in the production of gold.None of the milestones have been met and accordingly such options have not been granted or issued.

During the third quarter of 2012, all the consultancy agreements noted above were terminated. As a result, the 360,000 stock options and 3,000,000 grant options were forfeited.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2011	360,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited	(360,000)	0.50
Balance at September 30, 2012	-	-
Options exercisable at September 30, 2012	-	$0.50
		-

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

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 -              Commitment and Contingencies - Continued

Employment Agreements

On March 22, 2011, the Company entered into a two year employment agreement with Mendel Mochkin, pursuant to which he will be employed on a part time basis.  Mr. Mochkin shall work at least one hundred (100) hours per month on behalf of the Company as the Company's Vice President.  Pursuant to the agreement, his compensation will be $120,000 annually, which shall accrue from the date of the agreement and to be paid at such time when the Company has adequate capital.   On July 25, 2011, the Company entered into a Consultancy Agreement, which replaced in its entirety the Employment Agreement between the Company and Mendel Mochkin dated March 22, 2011. Mr. Mochkin resigned on 8/23/12 and terminated this contract.

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

Litigation:

On or about July 2012, the Company was named as a defendant in a lawsuit titled George Sharp vs. Mustang Alliances, Inc. et al.  The lawsuit was filed in the Superior court of the State of California, in San Diego County.  The lawsuit alleges violations of California restrictions on unsolicited commercial e-mail advertisers and seeks damages and punitive dames in an unspecified amount.  The Company intends to vigorously defend this lawsuit.  As of September 30, 2012, the Company has not accrued any amounts related to this lawsuit

NOTE 9 -               Related Parties

Consulting Agreements

On July 21, 2011, the Company entered into a consulting agreement with Lawrence H. Wolfe, pursuant to which he will work as Chief Financial Officer. Pursuant to the agreement, 100,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000 (See note 6). His compensation will be $150,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of Option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $.25 per share price floor on the valuation of the common stock. On August 31, 2012, Mr. Lawrence H. Wolfe resigned from his position as a Chief Financial Officer. As a result of Mr. Wolfe's resignation, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety.  For the nine months ended September 30, 2012, and year ended December 31, 2011, Mr. Wolfe has earned an aggregate of 139,376 shares and 122,120 shares pursuant to his consulting agreement with a fair value of $30,000, respectively.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 -               Related Parties – Continued

On July 25, 2011, the Company entered into a Consultancy Agreement with Mendel Mochkin, which replaced in its entirety the Employment Agreement dated March 22, 2011(See note 8). Pursuant to the agreement, his compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $.25 per share price floor on the valuation of the common stock. For thenine months ended September 30, 2012, andyear ended December 31, 2011, Mr. Mendel has been paid$44,221 and $89,935, respectively and an aggregate of 47,971 and 97,698 shares pursuant to his consulting agreement with a fair value of $24,000, respectively. On August 23, 2012, Mr. Mendel Mochkin resigned from his position as a director of the Board of Directors. As a result of Mr. Mochkin's resignation, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety. The Company has agreed to indemnify Mr. Mochkin in connection with the lawsuit by George Sharp vs. Mustang Alliances, Inc. et al filed in the Superior court of the State of California, in San Diego County. As of September 30, 2012, the Company has not accrued any amounts related to this indemnification. This contract was terminated on Aug 31, 2012.

On July 21, 2011, the Company entered into a Consultancy Agreement with Zegal and Ross Capital LLC. Pursuant to the agreement, 100,000 shares was issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000(See note 5). The compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of option shall vest on January 1st and half on June 1st following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $.25 per share price floor on the valuation of the common stock.On July 1, 2012, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety. For thenine months ended September 30, 2012, andyear ended December 31, 2011, Zegal and Ross has earned an aggregate of 47,971 and 42,849 shares pursuant to the consulting agreement with a fair value of $24,000 and $20,000, respectively. This contract was terminated on Aug 31, 2012.

Mr. Sternheim is currently on a month-to-month arrangement with the company and has been paid $180,000 and $179,943 for nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

NOTE 10 -             Subsequent Events

On November 20, 2012 the Company received $25,000 as an unsecured non-interest bearing loan.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

Revenues

During the three months ended September 30, 2012, we had no revenues. We did not generate any revenues during the three months ended September 30, 2011.

Operating expenses

Costs and expenses for the three months ended September 30, 2012 was $337,390, as compared to costs for the three months ended September 30, 2011 of $322,456. These expenses are comprised of mining and exploration expenses of $33,223, general and administrative expenses of $3,196, consulting fees of $298,471 and professional fees of $2,500. Operating expenses for the period commencing February 22, 2007 (inception) through September 30, 2012 was $1,896,092.

Net loss

As a result of the foregoing, for the three months ended September 30, 2012, net loss increased by $15,447, or 4.8%, to a loss of $338,310, compared to a net loss of $322,863 during the three months ended September 30, 2011

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenues

During the nine months ended September 30, 2012, we had no revenues. We did not generate any revenues during the nine months ended September 30, 2011.

Operating expenses

Costs and expenses for the nine months ended September 30, 2012 was $842,178, as compared to costs for the nine months ended September 30, 2011 of $595,500. These expenses are comprised of professional fees of $36,769, general and administrative expenses of $16,987, consulting fees of $677,272 and mining and exploration expenses of $111,150. Operating expenses for the period commencing February 22, 2007 (inception) through September 30, 2012 was $1,896,092.

Net loss

As a result of the foregoing, for the nine months ended September 30, 2012, net loss increased by $223,777, or 36.1%, to a loss of $844,339, compared to a net loss of $620,562 during the nine months ended September 30, 2011. Net loss for the period commencing February 22, 2007 (inception) through September 30, 2012 was $1,937,791.

Liquidity and Capital Resources

On September 30, 2012, we had a working capital deficiency of $450,495 and a stockholders' deficiency of $344,495 as compared to a working capital deficiency of $450,495 and a stockholders' deficiency of $344,495 at December 31, 2011. The increase in working capital deficiency was primarily due to increased consulting fees during the nine months ended September 30, 2012.

We will require additional capital to mine and explore the property in Honduras and estimate that within the next 12 months we will need approximately $1,000,000.

In August 2012, we received an aggregate investment of $34,000 in exchange for 680,000 shares and 340,000 exercisable at $.20 per share expiring in 2017.As of September 30, 2012, we had cash on hand of approximately $1,475. Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our units, consisting of a share of common stock and warrants.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of these units to fund our expenses. We do not have any arrangements in place for any other financings.

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

Going Concern Consideration

The Company is the exploration stage and has no revenues. The Company incurred a net loss of approximately $844,339 for the nine months ended September 30, 2012 and a cumulative net loss of approximately $1,937,791 for the period February 22, 2007 (inception) to September 30, 2012 and a working capital deficit of $450,495. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4.      Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of September 30, 2012.

Therefore, our internal controls over financial reporting were not effective as of September 30, 2012 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of August 31, 2012, Larry Wolfe resigned as an officer and director of the Company. Mr. Wolfe's resignation did not result from any disagreement with us concerning any matter relating to the Company's operations, policies or practices. Mr. Sternheim has assumed the role of interim principal accounting officer and is utilizing the services of an independent accounting consultant to continue to mitigate the foregoing material weakness., to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2012, other than the resignation of Mr. Wolfe as CFO, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings.

On or about July 2012, the Company was named as a defendant in a lawsuit titled George Sharp vs. Mustang Alliances, Inc. et al. The lawsuit was filed in the Superior court of the State of California, in San Diego County. The lawsuit alleges violations of California restrictions on unsolicited commercial e-mail advertisers and seeks damages and punitive dames in an unspecified amount. The Company intends to vigorously defend this lawsuit. As of September 30, 2012, the Company has not accrued any amounts related to this lawsuit.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures

Not Applicable

Item 5.      Other Information

As of August 31, 2012, Larry Wolfe resigned as an officer and director of the Company. Mr. Wolfe's resignation did not result from any disagreement with us concerning any matter relating to the Company's operations, policies or practices. As a result of Mr. Wolfe's resignation, the Consultancy Agreement dated July, 2011 between the Company and Mr. Wolfe was terminated in its entirety.

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

101 **
The following materials from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii)  Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.

_________
*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Dated: November 26, 2012	By	/s/ Leonard Sternheim
Leonard Sternheim
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 26, 2012	By	/s/ Leonard Sternheim
Leonard Sternheim
Chief Financial Officer (Principal Financial and Accounting Officer)