Form 10-K
period 2012-12-31
MUSTANG ALLIANCES, INC.
filed 2013-04-10
CIK 1420421

UNIED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __ to __

Commission file number: 000-54212

MUSTANG ALLIANCES, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	74-3206736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

410 Park Avenue, 15th Floor
New York, New York 10022
(Address of Principal Executive Offices)

(888) 251-3422
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $4,540,126 based upon $0.05 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock outstanding as of April 9, 2013 was 107,037,834 shares.
.
Documents Incorporated By Reference: None

PART I

Forward-Looking Statements

This Annual Report on form 10-K contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

On August 23, 2012 Messrs. Mochkin and Wolfe resigned as officers and directors of the Company.

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

BELIZE
Gulf of Honduras
CARIBBEAN SEA
Bay Islands
Puerto Cortés
Trujillo
La Ceiba
GUATEMALA
San Pedro Sula
HONDURAS
Puerto Lempira
Comayagua
Juticalpa
TEGUCIGALPA
NICARAGUA
EL SALVADOR
Gulf of Fonseca
Pan-American Hwy
SANTA ANA DE YUSGUARE
CORPUS IV
CORPUS III
EL CORPUS
CLAVO RICO
La Moicoosa
CHOLUTECA
Baldoquin
Bonanza Nø 2
SAN MARCOS DE COLON
PANTALEON
CERRO POTOSI
El Corpus
El Corpus I
CONCEPCION DE MARIA
492000
496000
500000
504000
508000
512000
1474000
1471000
1468000
1465000

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

Since inception on February 22, 2007 through December 31, 2012, we have incurred a net loss of $2,175,151 and a loss from operations of $2,132,674. As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the exploration of our Properties. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

We will be required to expend substantial amounts of working capital in order to explore and develop the Properties. The Company had no revenues and incurred a net loss of $1,081,699 for the year ended December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. Any additional equity financing may involve substantial dilution to our then existing shareholders. During the year ended December 31, 2012, the Company borrowed $80,170 for working capital purposes. Notwithstanding the loans, we will continue to require additional financing to execute our business strategy. We are totally dependent on external sources of financing for the foreseeable future, of which we have no commitments and on our ability to attract and receive additional funding from the sale of securities or outside sources such as private investment or a strategic partner. We currently have no agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant.

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

A mineral reserve is defined by the Securities and Exchange Commission (“SEC”) in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the SEC's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any “reserve” and any funds that we spend on exploration will probably be lost.

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

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. The risks associated with mineral exploration include:

●	the identification of potential mineralization based on superficial analysis;

●	the quality of our management and our geological and technical expertise; and

●	the capital available for exploration and development.

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

Our Articles of Incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $0.0001 per share, of which 104,537,834 shares were outstanding as of December 31, 2012. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common stock is subject to the "penny stock" rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

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

None of our two directors are independent. We do not currently have independent audit or compensation committees. As a result, the directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

Item 3. Legal Proceedings.

Other than described below, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

On July 23, 2012, the Company was named a defendant in a lawsuit George Sharp v. Mustang Alliances, Inc. et al which was filed in the Superior Court of the State of California, San Diego County. The lawsuit alleges violations of California restrictions on unsolicited commercial e-mail advertisers and seeks damages and punitive damages in an unspecified amount. The Company believes that this lawsuit is without merit and intends to vigorously defend the action. Currently, a trial date has been set for March of 2014.

Item 4. Mine Safety Disclosures.

During the fiscal year ended December 31, 2012, with respect to the Company’s mines located in Honduras there were:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be traded on the Over-The-Counter Bulletin Board under the ticker symbol MSTG.

The following table sets forth the high and low closing prices for the shares of our common stock for the periods indicated.

QUARTER ENDING	HIGH	LOW
March 31, 2011	$0.85	$0.25
June 30, 2011	0.40	0.14
September 30, 2011	0.24	0.15
December 31, 2011	0.75	0.22

QUARTER ENDING	HIGH	LOW
March 31, 2012	$0.041	$0.0125
June 30, 2012	0.018	0.006
September 30, 2012	0.0185	0.009
December 31, 2012	0.0121	0.04

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of April 9, 2013, there were 107,037,834 shares outstanding, which were held by 1,325 stockholders of record.

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

Results of Operations

Years Ended December 31, 2012 and 2011

As of December 31, 2012 we had $247 in cash and cash equivalents, and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2012 and 2011. Operating expenses during the year ended December 31, 2012 were $1,078,760 and a net loss of $1,081,699 compared to operating expenses of $873,096 for a net loss of $898,473 for the year ended December 31, 2011. Expenses for the year ended December 31, 2012 and 2011 consisted primarily of professional fees, consulting fees and mining and exploration cost relating to our organization aggregating $1,078,760 in 2012 and 873,096 in 2011.  During 2012, an impairment loss of $106,000 on equipment not in use was included in operating expenses.  We have incurred a cumulative net loss of $2,175,151 for the period February 22, 2007 (inception) to December 31, 2012.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2012 reflects cash in the amount of $247. In addition, on December 31, 2012, the Company had working capital deficiency of $492,581 and a stockholders' deficiency of $492,581 at December 31, 2012 as compared to a working capital deficiency of $119,097 and a stockholders' deficiency of $144,097 at December 31, 2011. The increase in working capital deficiency was primarily due to the increase of accounts payable resulting from mining costs incurred and payable at year end, and related party debt primarily from accrued consulting fees as required by certain contracts and agreements in place as well as loans to the Company to pay for certain corporate expenses during the year ended December 31, 2012.

In August 2012, we received an aggregate investment of $34,000 in consideration for the issuance of 680,000 shares and five-year warrants purchasing 340,000 shares of common stock exercisable at $0.20 per share.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing.

We will require additional capital to mine and explore the Property in Honduras and estimate that within the next 12 months we will need approximately $1,000,000 for those specific exploration and mining costs.

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

Subsequent Events:

On February 15, 2013, the Company issued a 12% promissory note, due in sixty days for $45,000.  Additionally, the note holder will be issued 2,500,000 shares of common stock.  The note holder has the right to convert at any time, the unpaid principal for $0.01 per share.  The Note Holder is an existing shareholder of the company.

On February 28, 2013 the Company issued two 12 % promissory notes for $100,000 each, due in sixty days, to two independent third parties.  Each of the note holders have the right to convert, at any time, the unpaid principal balance for $0.01 per share.

Critical Accounting Policies

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the valuation of deferred tax assets and valuation of equity instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, the Company had no cash equivalents.

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

 Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. As of December 31, 2012, the Company has 2,175,000 warrants and 0 options that are anti-dilutive and not included in diluted loss per share.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (“ASC Topic 740”). Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s 2010 to 2012 tax returns are subject to examination by Internal Revenue Services.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

Mining Properties (Exploration Costs)

Costs of acquiring mining properties and any exploration costs are capitalized as incurred,in accordance with FASB ASC Topic 930, Extractive Activities – Mining, when proven and probable reserves exist and the property is a commercially mineable property. Mine exploration costs incurred either to develop new gold, silver, lead and copper deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of the carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of December 31, 2012, the Company recorded an impairment of $106,000.

Stock-Based Compensation

 In December 2004, the FASB issued ASC Topic 718, Compensation–Stock Compensation (“ASC Topic 718”). Under ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC Topic 718.

ASC Topic 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a performance commitment, as defined, is reached or the earlier of the non-employee performance is complete or the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

The Company's financial instruments include cash and equivalents, accounts payable and accrued expenses, and notes and loans payable. All these items were determined to be Level 1 fair value measurements. The carrying amounts of cash and equivalents, accounts payable and accrued expenses, and notes and loans payable approximated fair value because of the short maturity of these instruments.

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Going Concern Consideration

The Company is in the exploration stage and has no revenues, has incurred a net loss of approximately $1,081,699 for the year ended December 31, 2012 and a cumulative net loss of $2,175,151 for the period from February 22, 2007 (inception) to December 31, 2012. In addition, at December 31, 2012, there is a working capital deficit of $492,581.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or available from external sources such as debt equity financings, or other potential sources. The inability to generate cash flow from operations or to raise capital from external sources will force the Company to substantially curtail and cease operations, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any funds, if available, will possess attractive terms or have a significant dilutive effect on the Company’s existing stockholders.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt, equity, or some combination thereof.  There can be no assurances that the Company will be able to raise the additional funds it requires

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item 7A.

Item 8.   Financial Statements.

MUSTANG ALLIANCES, INC.

(AN EXPLORATION STAGE COMPANY)

Financial Statements

For the years ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Mustang Alliances, Inc.

We have audited the accompanying balance sheets of Mustang Alliances, Inc. (an “exploration company”) (the “Company”) as of December 31, 2012 and 2011, and the related statements operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2012 and 2011 and the period February 22, 2007 (Inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Mustang Alliances, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and the period February 22, 2007 (Inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $1,081,699, a negative cash flow from operations of $1,045,558 from inception and a working capital and stockholders’ deficiency of $492,581 as of December 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 9, 2013

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$247	$891
Total current assets	247	891
Property, plant, and equipment, net	-	-
Total assets	$247	$891

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$96,869	$58,488
Accrued compensation-related party	290,789	61,500
Notes payable	30,000	-
Notes payable-related party	75,020	25,000
Due to shareholder	150	-
Total current liabilities	492,828	144,988
Total liabilities	492,828	144,988

Commitments and contingencies

Stockholder's deficit:
Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized, 104,537,834 shares issued and 104,537,834 shares outstanding at December 31, 2012, and 100,217,516 shares issued and 100,217,516 shares outstanding at December 31, 2011	10,431	9,992
Additional paid in capital	1,672,139	939,363
Deficit accumulated during the exploration stage	(2,175,151)	(1,093,452)
Total stockholders' deficit	(492,581)	(144,097)
Total liabilities and stockholders' deficit	$247	$891

The accompanying notes are an integral part of these financial statements

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		For the Period February 22, 2007 (Inception) to December 31,
	2012	2011	2012

Net revenues	$-	$-	$-

Operating expenses:
Professional fees	44,188	99,282	312,566
Consulting fees	763,542	523,285	1,286,827
General and administrative expenses	18,574	67,968	98,264
Impairment loss	106,000	-	106,000
Mining and exploration costs	146,456	182,561	329,017
Total operating expenses	1,078,760	873,096	2,132,674

Operating loss	(1,078,760)	(873,096)	(2,132,674)

Other expenses:
Interest expense, net	(2,939)	(5,654)	(22,754)
Amortization of debt discount	-	(19,723)	(19,723)
Total other expenses, net	(2,939)	(25,377)	(42,477)

Net loss	$(1,081,699)	$(898,473)	$(2,175,151)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	101,744,739	103,239,507

The accompanying notes are an integral part of these financial statements

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO DECEMBER 31, 2012

	Common Stock			Accumulated Deficit During the Exploration	Total Stockholders's
	Shares	Amount	Paid-In Capital	Stage	Deficit
Balance, February 22 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at $.0000125 Per Share, February 22, 2007	64,000,000	6,400	(5,600	-	800

Net Loss for the Period	-	-	-	(4,498)	(4,498)

Balance, December 31, 2007	64,000,000	6,400	(5,600	(4,498)	(3,698)

Common Stock Issued to Investors at $.002 Per Share, Net of Offering Costs, February 20, 2008	22,400,000	2,240	42,724	-	44,964

Common Stock Issued for Services at $.0075 Per Share, February 25, 2008	800,000	80	5,920	-	6,000

Net Loss for the Year Ended	-	-	-	(91,106)	(91,106)

Balance, December 31, 2008	87,200,000	8,720	43,044	(95,604)	(43,840)

Net Loss for the Year Ended December 31, 2009	-	-	-	(29,939)	(29,939)

Balance, December 31, 2009	87,200,000	8,720	43,044	(125,543)	(73,779)

Common Stock Issued for Mining Lease at $.000125 Per Share, December 15, 2010	20,000,000	2,000	500	-	2,500

Net Loss for the Year Ended	-	-	-	(69,436)	(69,436)

Balance, December 31, 2010	107,200,000	10,720	43,544	(194,979)	(140,715)

Common Stock Issued for Mining Lease at $.000125 Per Share, February 22, 2011	20,000,000	2,000	500	-	2,500

Sale of Stock and Warrants at $.25 Per Share, March 2011	60,000	6	14,994	-	15,000

Retirement of 30,000,000 Shares of Common Stock as Contributed Capital on March 31, 2011 by Chief Executive Officer	(30,000,000)	(3,000)	3,000	-	-

Discount on Convertible Debt	-	-	19,723	-	19,723

Sale of Stock and Warrants at $.25 Per Share, June 2011	1,280,000	128	319,872	-	320,000

Sale of Stock and Warrants at $.25 Per Share, July 2011	1,000,000	100	249,900		250,000

Stock issued for services, July 2011	340,000	34	81,966		82,000

Debt forgiveness, July 2011			97,785		97,785

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO DECEMBER 31, 2012

	Common Stock			Accumulated Deficit During the Exploration	Total Stockholders's
	Shares	Amount	Paid-In Capital	Stage	Deficit
Consulting fees forgiveness, July 2011			12,000		12,000

Stock issued for services, Oct 2011	40,000	4	8,796		8,800

Fair value of options issued during 2011			13,283		13,283

Common shares issuable (297,516 shares) to consultants, related parties during 2011	297,516		74,000		74,000

Net Loss for the Year Ended	-	-	-	(898,473)	(898,473)

Balance, December 31, 2011	100,217,516	9,992	939,363	(1,093,452)	(144,097)

Stocks issued for mining equipments, February 2012	200,000	20	105,980		106,000

Sale of Stock and Warrants at $1.00 Per Share, March, 2012	175,000	18	174,982		175,000

Exercise of stock options at $0.50 Per Share, March, 2012	30,000	3	14,997		15,000

Stocks issued for common shares issuable to consultants, related parties, March 2012	-	30	(30)	-	-

Fair value of options issued during six months ended June 30, 2012			47,822		47,822

Common shares issuable (235,318 shares) to consultants, related parties during 2012	235,318		88,000		88,000

Sale of stocks and warrants at $0.05 per share, Aug 2012	680,000	68	33,932		34,000

Stocks issued for services, Aug 2012	3,000,000	300	209,700		210,000

In-kind contribution of interest			393		393

Consulting fees forgiveness-related party			57,000		57,000

Net Loss for the Year Ended	-	-	-	(1,081,699)	(1,081,699)

Balance, December 31, 2012	104,537,834	$10,431	$1,672,139	$(2,175,151)	$(492,581)

The accompanying notes are an integral part of these financial statements

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,			For the Period February 22, 2007 (Inception) to December 31,
	2012		2011	2012
Cash Flows from Operating Activities:
Net Loss		$(1,081,699)	$(898,473)	$(2,175,151)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services		210,000	90,800	306,800
Common stock issuable for services		88,000	74,000	162,000
Common Stock issued for mining rights		-	2,500	2,500
Stock compensation cost		47,822	13,283	61,105
Amortization of debt discount		-	19,723	19,723
Impairment of mining equipments		106,000	2,500	108,500
In-kind contribution of interest		393	-	393
In-kind contribution of services		57,000	-	57,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses		267,670	104,791	411,572
Net Cash Used in Operating Activities		(304,814)	(590,876)	(1,045,558)

Cash Flows from Investing Activities:		-	-	-

Cash Flows from Financing Activities:
Proceeds of borrowings from non-related party		30,000	75,000	215,871
Proceeds of borrowings from related parties		50,170	-	50,170
Proceeds from sale of common stock and warrants, net		224,000	585,000	854,764
Repayment of borrowings		-	(75,000)	(75,000)
Net Cash Provided by Financing Activities		304,170	585,000	1,045,805

Increase (Decrease) in Cash		(644)	(5,876)	247

Cash – Beginning of Period		891	6,767	-

Cash – End of Period		$247	$891	$247

Supplemental Disclosures of Cash Flow Information:
Interest paid		$-	$-	$-
Income taxes paid		$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Deferred offering costs charged to additional paid-in capital		$-	$-	$25,000
Deferred offering costs recorded in accounts payable		$-	$-	$7,500
Common stock issued for mining lease		$-	$2,500	$5,000
Debt forgiveness		$-	$97,785	$97,785
Consulting fees forgiveness	$		$12,000	$12,000
Common stock issued for mining equipments		$106,000	$-	$106,000
Common stock issued for shares issuable		$74,000	$-	$74,000

The accompanying notes are an integral part of these financial statements

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

Mustang Alliances, Inc. (“the Company”) was incorporated on February 22, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered an exploration stage company. The Company originally intended to market and sell anti-lock braking systems produced in China to the auto parts and manufacturing market in the United States. The Company has since abandoned its business plan and is seeking an operating company to merge or acquire. Currently, we are no longer a blank check company as we have a specific business plan. We are an exploration stage mining company and as a result of the execution and delivery of the lease agreements, we are now in the business of exploring mineral properties. There is no assurance, however, that the Company will achieve its objectives or goals.

NOTE 2 - Going Concern and Significant Accounting Policies

Going Concern

The Company is in the exploration stage and has no revenues, has incurred a net loss of approximately $1,081,699 for the year ended December 31, 2012 and a cumulative net loss of $2,175,151 for the period from February 22, 2007 (inception) to December 31, 2012. In addition, at December 31, 2012, there is a working capital deficit of $492,581. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or available from external sources such as debt, equity financings, or other potential sources. The inability to generate cash flow from operations or to raise capital from external sources will force the Company to substantially curtail and cease operations, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any funds, if available, will possess attractive terms or have a significant dilutive effect on the Company’s existing stockholders.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt, equity, or some combination thereof. There can be no assurances that the Company will be able to raise the additional funds it requires.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Going Concern and Significant Accounting Policies – (Continued)

Going Concern – (Continued)

The accompanying financial statements do not include any adjustments related to the recoverability, classification of asset-carrying amounts, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the valuation of deferred tax assets and valuation of equity instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, the Company had no cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs, which are not considered improvements and do not extend the useful life of the asset, are expensed as incurred; additions, renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the statement of operations in other income and expenses.

Depreciation is provided to recognize the cost of the asset in the results of operations. The Company calculates depreciation using the straight-line method with estimated useful life as follows:

Item	Useful Life
Mining equipments	10 years

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. As of December 31, 2012, the Company has 2,175,000 warrants and 0 options that are anti-dilutive and not included in diluted loss per share. During 2011, the Company had 1,690,000 warrants and 360,000 options that are anti-dilutive and not included in dilutive loss per share.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Going Concern and Significant Accounting Policies – (Continued)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (“ASC Topic 740”). Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s 2010 to 2012 tax returns are subject to examination by Internal Revenue Services.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts payable and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

Mining Properties (Exploration Costs)

Costs of acquiring mining properties and any exploration costs are capitalized as incurred,in accordance with FASB ASC Topic 930, Extractive Activities – Mining, when proven and probable reserves exist and the property is a commercially mineable property. Mine exploration costs incurred either to develop new gold, silver, lead and copper deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of the carrying value of capitalized costs and any related property, plant, and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of December 31, 2012, the Company recorded an impairment of $106,000.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Going Concern and Significant Accounting Policies – (Continued)

Stock-Based Compensation

In December 2004, the FASB issued ASC Topic 718, Compensation–Stock Compensation (ASC Topic 718). Under ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC Topic 718.

ASC Topic 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a performance commitment, as defined, is reached or the earlier of the non-employee performance is complete or the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB ASC.

Fair Value Measurement

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

• Level 1- Quoted prices in active markets for identical assets or liabilities.

• Level 2- Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

• Level 3- Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The Company's financial instruments include cash and equivalents, accounts payable and accrued expenses, and notes and loans payable. All these items were determined to be Level 1 fair value measurements. The carrying amounts of cash and equivalents, accounts payable and accrued expenses, and notes and loans payable approximated fair value because of the short maturity of these instruments.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Going Concern and Significant Accounting Policies – (Continued)

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

NOTE 4 - Property Plant and Equipment

On February 3, 2012, the Company entered into a Purchase and Sale Agreement with Clavo Rico, Ltd., a related party, a Turks and Caicos company (“Seller”) for the purchase of certain mining equipment from the Seller's wholly-owned subsidiary, Compania Minera Cerros del Sur, S.A., a Honduran company (“Cerros”). The Company is a party to a lease agreement with Cerros for certain exclusive mining and development rights and a ground lease in Honduras.

As consideration for the equipment, the Company exchanged 200,000 shares of common stock to the Seller with a fair value of $106,000 based on the value of equipment. The Company also agreed to be responsible for, among other things, the cost of freight, insurance, packing and transportation, and the risk of loss in shipping of the purchased equipment. The equipment has not been placed in service as of December 31, 2012 and the Company recorded an impairment loss of $106,000.

NOTE 5 - Notes Payable

On July 25, 2011, repayment for $25,000 was made for the $50,000 note due to Landolt, a company owned by a director of the Company. At which time the note was assigned to MeM Mining, Inc. MeM is controlled by, Mendel Mochkin, a director of the company. As of December 31, 2012 and 2011, the principle balance due was $25,000, is unsecured and is due January 2013 with accrued interest at 5%. The Company does not expect to be able to repay the loan on the maturity date, and will continue accrue the interest.

On March 28, 2012 the Company received $30,000 from First Line Capital, in exchange for an unsecured note bearing interest at 8%. As of December 31, 2012, the principal due was $30,000, is unsecured and is due in full plus accrued interest on March 28, 2013.

During 2012, the Company received a total of $50,020 from Leonard Sternheim, CEO of the Company, as an unsecured non-interest bearing loan. As of December 31, 2012, the principal due was $50,020, is unsecured and is due on demand. The Company recorded $393 of imputed interest related to Mr. Sternheim’s loan payable as in-kind contribution.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - Common Stock

In February 2007, the Company issued 64,000,000 shares of common stock at $0.0000125 per share to the Founders of the Company for $800.

In February 2008, the Company sold 22,400,000 shares of common stock at $0.002 per share pursuant to its public offering. The Company received net proceeds of $44,964.

In February 2008, the Company issued 800,000 shares of common stock with the fair value of $0.0075 per share for services rendered. The Company recorded stock based compensation expense of $6,000 in connection with this issuance.

On December 15, 2010, the Company notified FINRA of its intention to implement a 1 for 8 share dividend or forward stock split of its issued and outstanding common stock to the holders of record as of December 27, 2010 (the “Shareholders”). The forward stock split became effective as of the start of business on January 3, 2011. All share and per share data have been retroactively restated to reflect this recapitalization.

On December 13, 2010, the Company issued 20,000,000 shares of common stock as payment for certain mining leases in Honduras at a fair value of $2,500.

On February 22, 2011, the Company issued 20,000,000 shares of common stock as payment for certain additional mining leases in Honduras at a fair value of $2,500.

On March 28, 2011, the Company sold 60,000 units consisting of 60,000 shares of common stock and 30,000 warrants for $15,000. The warrants are exercisable at $0.50 per share and have a two year term.

On March 31, 2011, the Company's CEO retired 30,000,000 shares of his common stock of the Company as additional paid-in capital.

On April 12, 2011, the Company sold 1,000,000 units consisting of 1,000,000 shares of common stock and 500,000 warrants for cash of $250,000. The warrants are exercisable at $0.50 per share and have a two year term.

On April 20, 2011, the Company sold 100,000 units consisting of 100,000 shares of common stock and 50,000 warrants for cash of $25,000. The warrants are exercisable at $0.50 per share and have a two year term.

On April 21, 2011, the Company sold 100,000 units consisting of 100,000 shares of common stock and 50,000 warrants for cash of $25,000. The warrants are exercisable at $0.50 per share and have a two year term.

On May 6, 2011, the Company sold 60,000 units consisting of 60,000 shares of common stock and 30,000 warrants for cash of $15,000. The warrants are exercisable at $0.50 per share and have a two year term.

On May 11, 2011, the Company sold 20,000 units consisting of 20,000 shares of common stock and 10,000 warrants for cash of $5,000. The warrants are exercisable at $0.50 per share and have a two year term.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

 NOTE 6 - Common Stock - Continued

On July 19, 2011, the Company issued 40,000 units to Mark Holcombe, a director of the Company in consideration of consisting of 40,000 shares of common stock and 20,000 warrants with a fair value of $1,583. Each warrant allows Mr. Holcombe to purchase one additional share of common stock at a price of $0.50 per share for two years. The shares were valued at $10,000 ($0.25 per share), the fair value on the date of grant.

On July 21, 2011, the Company issued 100,000 shares to Lawrence H. Wolfe, our Chief Financial Officer, in consideration for the execution and delivery of a consulting agreement with Mr. Wolfe. The shares were valued at $24,000 ($0.24 per share), the fair value on the date of grant.

On July 21, 2011, the Company issued 100,000 shares to Zegal and Ross Capital LLC in consideration for the execution and delivery of a consulting agreement. The shares were valued at $24,000 ($0.24 per share), the fair value on the date of grant.

On July 25, 2011, the Company issued 100,000 shares to Mendel Mochkin, a director, in consideration for the execution and delivery of a consulting agreement that replaced Mr. Mochkin's employment agreement entirely. Mr. Mochkin is an accredited investor. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. The shares were valued at $24,000 ($0.24 per share), the fair value on the date of grant.

On July 27, 2011, the Company sold 1,000,000 units in consideration of $250,000 consisting of 1,000,000 shares of common stock and 1,000,000 warrants. Each warrant allows for the purchase one additional share of common stock at a price of $0.50 per share for two years.

During 2011, the principal stockholder forgave consulting fees of $12,000. The amount was recorded as an in-kind contribution.

On October 24, 2011, the Company issued 20,000 shares to Ben Lafazan and 20,000 shares to Barry Wolinetz as partial settlement for services rendered. The shares were valued at $0.22 per share, the fair value on the date of grant.

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

In February 2012, the company issued 175,000 units and raised an aggregate of $175,000 from one investor under a Regulation S Subscription Agreement. Under this agreement, the Company is offering for sale up to $500,000 of shares and warrants at a purchase price of $1.00 per share. For each dollar invested, the investor will receive one share of common stock and one warrant. Each warrant entitles the investor to purchase one share of common stock for $1.50 per share. The warrants expire on the third anniversary date its issuance.

On March 1, 2012, an investor exercised his right to purchase 30,000 shares for $0.50 per share. The Company received proceeds of $15,000.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - Common Stock - Continued

In August 2012, the Company raised an aggregate of $34,000 from one investor under a Regulation S Subscription Agreement in exchange for 680,000 shares of common stock at $0.05 per share and 340,000 warrants exercisable at $0.20 per share. The warrants expire on the fifth anniversary date of its issuance.

On August 28, 2012, the Company issued 3,000,000 shares of common stock to three consultants in consideration for services previously provided. The shares were valued at $0.07 per share, the fair value on the date of grant of $210,000.

At December 31, 2012, the Company has 235,318 shares issuable to officers and directors with a fair value of $88,000 in connection with certain consulting agreements. These shares were valued at the fair value on the date of grant.

During 2012, an officer forgave consulting fees of $57,000. The amount was recorded as an in-kind contribution

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - Common Stock - Continued

Warrants

During 2011, the Company issued 1,690,000 warrants in connection with a private placement offering. The warrants have a term of two years from the date of the subscription agreement and allow investors to purchase one share of common stock for $0.50. At December 31, 2012 and 2011, all warrants have a remaining contractual life of approximately 0.5 year and 1.5 years, respectively.

In February 2012, the company issued 175,000 warrants in connection with a private placement offering. The warrants have a term of three years from the date of the subscription agreement and allow investors to purchase one share of common stock for $1.50 per share. At December 31, 2012, all warrants have a remaining contractual life of approximately 2.23 years.

In August 2012, the company issued 340,000 warrants in connection with a private placement offering. The warrants have a term of five years from the date of the subscription agreement and allow investors to purchase one share of common stock for $0.20 per share. At December 31, 2012, all warrants have a remaining contractual life of approximately 4.66 years.

Information with respect to warrants outstanding and exercisable at December 31, 2012 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Warrants outstanding, December 31, 2011	1,690,000	$0.50	1,690,000
Issued	515,000	$0.20-1.50
Exercised	(30,000)	$0.50
Forfeited	-	-	-
Warrants outstanding, December 31, 2012	2,175,000	$0.20-1.50	2,175,000

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - Common Stock - Continued

Options

During July 2011, the Company granted 360,000 stock options to consultants for services to be rendered over a two-year period. The options are exercisable at $0.50 per share, half of the option shall vest on January 1 and half on June 1 following the grant date. These options had a fair value of $13,283 using the Black-Scholes option-pricing model. The grant date fair values of the Company’s option awards during the years ended December 31, 2012 and 2011 were estimated at $47,822 and $13,283 using the Black Scholes option pricing model with the following assumptions:

	For the Year ended December 31, 2012	For the Year ended December 31, 2011
Expected life (years)	-	2
Risk – free interest rate	-	0.40%
Expected volatility	-	178%
Dividend Yield	-	0.00%

The Company has Consultancy agreements that contain provisions for the issuance and granting of options aggregating 3,000,000 shares at $0.50 per share that are predicated on the Company reaching certain milestones in the production of gold. None of the milestones have been met and accordingly such options have not been granted or issued.

During the third quarter of 2012, all the consultancy agreements noted above were terminated. As a result, the 360,000 stock options and 3,000,000 grant options were forfeited.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2011	360,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited	(360,000)	0.50
Balance at December 31, 2012	-	-
Options exercisable at December 31, 2012	-	$0.50

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - Preferred Stock

The Company has 5,000,000 preferred shares authorized that the Company’s Board of Directors may, without further action by the Company’s stockholders, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the Board of Directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 8 - Income Taxes

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	December 31, 2012	December 31, 2011
Deferred tax liability	$-	$-
Deferred tax asset
Accrued salary	107,368	20,910
Net operation loss carry forward	405,002	296,707
Valuation allowance	(512,370)	(317,617)
Net deferred tax asset	-	-
Net deferred tax liability	-	-
	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2032.

As of December 31, 2012, the Company has a net operating loss carryforward of approximately $1,191,183 available to offset future taxable income through December 31, 2032. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2032.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - Income Taxes- Continued

The net change in valuation allowance for the year ended December 31, 2012 and 2011 was an increase of $194,753 and $251,000, respectively.

The components of income tax expense related to continuing operations are as follows:

	December 31, 2012	December 31, 2011
Federal
Current	$-	$-
Deferred	-	-
	-	-
State and Local
Current	$-	$-
Deferred	-	-

The Company’s income tax expense differed from the statutory rates (federal 34% and state 0%) as follows:

	December 31, 2012	December 31, 2011
Statutory rate applied to earnings before income taxes	$(367,777)	$(305,480)
Increase in income taxes resulting from:
Non-deductible expenses	173,024	53,863
Change in deferred tax asset valuation allowance	194,753	251,617
Income Tax expense	$-	$-

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - Commitment and Contingencies

Lease Commitments

On December 13, 2010, the Company entered into a Lease Agreement (the "Lease Agreement") with Compania Minera Cerros Del Sur, S.A., a corporation organized under the laws of Honduras (“Cerros”) and Mayan Gold, Inc., a Nevada corporation (“Mayan Gold”) pursuant to which Cerros, the registered owner of the Corpus I, II, III and IV mining concessions and the Potosi concession, leased the Company the exclusive right to prospect, explore and mine for minerals in Corpus IV. The Lease Agreement continues until the Honduras government grants Cerros the right to assign the Corpus IV mining concession to the Company, at which time Cerros will transfer title to the mining concession to the Company. In consideration for such rights, we issued 20,000,000 shares of common stock to Mayan Gold, the beneficial owner of a 100% interest in Corpus IV. The shares issued by the Company to Mayan Gold represent approximately 18.66% of the then issued and outstanding shares of the Company. As further consideration for the right granted, we agreed to pay Cerros an annual sum of $1,500 no later than April 1st of each year, beginning April 1, 2011.

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

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - Commitment and Contingencies - Continued

Employment Agreements

On March 22, 2011, the Company entered into a two year employment agreement with Mendel Mochkin, pursuant to which he will be employed on a part time basis. Mr. Mochkin shall work at least one hundred (100) hours per month on behalf of the Company as the Company's Vice President. Pursuant to the agreement, his compensation will be $120,000 annually, which shall accrue from the date of the agreement and to be paid at such time when the Company has adequate capital. On July 25, 2011, the Company entered into a Consultancy Agreement, which replaced in its entirety the Employment Agreement between the Company and Mendel Mochkin dated March 22, 2011(See note 10).

On March 22, 2011, the Company entered into a two year employment agreement with Leonard Sternheim, pursuant to which he will be employed on a part time basis. Mr. Sternheim shall work at least one hundred fifty (150) hours per month on behalf of the Company as its Chief Executive Officer. Pursuant to the agreement, his compensation will be $120,000 annually, which shall accrue from the date of the agreement and to be paid at such time when the Company has adequate capital. In July 2011 this agreement was nullified. Mr. Sternheim is currently acting in a consultancy capacity as the Company’s Chief Executive Officer (See Note 10).

Litigation:

In July of 2012, the Company was named as a defendant in a lawsuit titled George Sharp vs. Mustang Alliances, Inc. et al. The lawsuit was filed in the Superior Court of the State of California, in San Diego County. The lawsuit alleges violations of California restrictions on unsolicited commercial e-mail advertisers and seeks damages and punitive dames in an unspecified amount. The Company intends to vigorously defend this lawsuit. As of December 31, 2012, the Company has not accrued any amounts related to this lawsuit

NOTE 10 – Related Parties

Consulting Agreements

On July 21, 2011, the Company entered into a consulting agreement with Lawrence H. Wolfe, pursuant to which he will work as Chief Financial Officer. Pursuant to the agreement, 100,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000 (See note 6). His compensation will be $150,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of the option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $0.25 per share price floor on the valuation of the common stock. On August 31, 2012, Mr. Lawrence H. Wolfe resigned from his position as a Chief Financial Officer. As a result of Mr. Wolfe's resignation, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety. For the year ended December 31, 2012 and 2011, Mr. Wolfe has earned an aggregate of 139,376 shares and 122,120 shares pursuant to his consulting agreement with a fair value of $40,000 and $30,000, respectively. As of December 31, 2012 and 2011, accrued consulting fees of $71,500 and $17,500 were including in accrued compensation- related party, respectively.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – Related Parties – Continued

On July 25, 2011, the Company entered into a Consultancy Agreement with Mendel Mochkin, which replaced in its entirety the Employment Agreement dated March 22, 2011 (See note 9). Pursuant to the agreement, his compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $0.25 per share price floor on the valuation of the common stock. For the year ended December 31, 2012 and 2011, Mr. Mendel has been paid $44,221 and $89,935, respectively and an aggregate of 47,971 and 97,698 shares pursuant to his consulting agreement with a fair value of $24,000, respectively. On August 23, 2012, Mr. Mendel Mochkin resigned from his position as a director of the Board of Directors. As a result of Mr. Mochkin's resignation, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety. The Company has agreed to indemnify Mr. Mochkin in connection with the lawsuit by George Sharp vs. Mustang Alliances, Inc. et al filed in the Superior court of the State of California, in San Diego County. As of December 31, 2012, the Company has not accrued any amounts related to this indemnification. As of December 31, 2012, total consulting fees of $57,000 owed by Company was forgiven and recorded in additional paid in capital. As of December 31, 2012 and 2011, accrued consulting fees of $0 and $7,000 were including in accrued compensation- related party, respectively.

On July 21, 2011, the Company entered into a Consultancy Agreement with Zegal and Ross Capital LLC. Pursuant to the agreement, 100,000 shares was issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000 (See note 5). The compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of option shall vest on January 1st and half on June 1st following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $0.25 per share price floor on the valuation of the common stock. On July 1, 2012, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety. For the year ended December 31, 2012 and 2011, Zegal and Ross has earned an aggregate of 47,971 and 42,849 shares pursuant to the consulting agreement with a fair value of $24,000 and $20,000, respectively. As of December 31, 2012 and 2011, accrued consulting fees of $48,000 and $12,000 were including in accrued compensation- related party, respectively.

Mr. Sternheim is currently on a month-to-month arrangement at a rate of $20,000 a month. As of December 31, 2012 and 2011, the company has paid $93,711 and $154,943, and accrued compensation fees of $171,289 and $25,000 were recorded in accrued compensation- related party, respectively.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – Subsequent Events

On February 15, 2013, the Company issued a 12% promissory note, due in sixty days for $45,000. Additionally, the note holder will be issued 2,500,000 shares of common stock. The note holder has the right to convert at any time, the unpaid principal for $.01 per share. The Note Holder is an existing shareholder of the company.

On February 28, 2013 the Company issued two 12% promissory notes for $100,000 each, due in sixty days, to two independent third parties. Each of the note holders has the right to convert, at any time, the unpaid principal balance for $.01 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of December 31, 2012.

Therefore, our internal controls over financial reporting were not effective as of December 31, 2012 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of August 31, 2012, Lawrence Wolfe resigned as the Chief Financial Officer and a director of the Company. Leonard Sternheim, our chief executive officer, has assumed the role of interim principal accounting officer and is utilizing the services of an independent accounting consultant to continue to mitigate the foregoing material weakness, to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Positions and Offices Held

Leonard Sternheim	35	Chairman, Chief Executive Officer, Secretary and a director

Robert T. Faber	54	President and a director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than 10% of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2012.

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

Item 11. Executive Compensation.

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer and our executive officer who earned compensation in excess of $100,000 during our 2012 or 2011 fiscal year (each a “named executive officer”) for the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Leonard Sternheim	2012	240,000	(1)										240,000
Chairman, Chief Executive Officer,
Secretary and Director	2011	179,943	(2)										179,943

Mendel Mochkin	2012	64,221	(3)			24,000	(5)	15,940	(6)				104,161
Former Vice President and Director	2011	89,935	(3)	24,000	(4)	24,000	(5)	4,428	(6)				142,363

Lawrence Wolfe	2012	60,000	(7)			40,000	(9)	15,940	(6)				115,940
Former Chief Financial Officer	2011	42,500	(7)	24,000	(8)	30,000	(9)	4,428	(10)				100,928

(1)	Represents $93,711 salary paid ($25,000 of it was for salary accrued in 2011) and $171,289 salary accrued.
(2)	Represents $154,943 salary earned and $25,000 salary accrued.
(3)	Represents salary earned and accrued pursuant to Mr.Mochkin’s consultancy agreement dated July 25, 2011
(4)	Represents signing bonus paid in stocks pursuant to Mr.Mochkin’s consultancy agreement dated July 25, 2011
(5)	Represents salary paid in common stock pursuant to Mr. Mochkin’s consultancy agreement dated July 25, 2011
(6)
Represents options to purchase an aggregate of 120,000 shares of common stock at an exercise price of $0.50 per share pursuant to Mr. Mochkn’s consultancy agreement dated July 25, 2011. Half of option shall vest on January 1 and half on June 1 following the grant date. During the third quarter of 2012, Mr. Mochkin’s consultancy agreement dated July 25, 2011 was terminated. As a result, the 120,000 stock options and 1,000,000 grant options were forfeited.

(7)	Represents salary earned and accrued pursuant to Mr.Wolfe’s consultancy agreement dated July 25, 2011.
(8)	Represents signing bonus paid in stocks pursuant to Mr.Wolfe’s consultancy agreement dated July 25, 2011
(9)	Represents salary paid in common stock pursuant to Mr. Wolfe’s consultancy agreement dated July 25, 2011
(10)
Represents options to purchase an aggregate of 120,000 shares of common stock at an exercise price of $0.50 per share pursuant to Mr. Wolfe’s consultancy agreement dated July 25, 2011. Half of option shall vest on January 1 and half on June 1 following the grant date. During the third quarter of 2012, Mr. Wolfe’s consultancy agreement dated July 25, 2011 was terminated. As a result, the 120,000 stock options and 1,000,000 grant options were forfeited.

We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Employment Agreements

On March 22, 2011, the Company entered into a two year employment agreement with Mendel Mochkin, pursuant to which he will be employed on a part time basis. Mr. Mochkin shall work at least one hundred (100) hours per month on behalf of the Company as the Company's Vice President. Pursuant to the agreement, his compensation will be $120,000 annually, which shall accrue from the date of the agreement and to be paid at such time when the Company has adequate capital.  On July 25, 2011, the Company entered into a Consultancy Agreement, which replaced in its entirety the Employment Agreement between the Company and Mendel Mochkin dated March 22, 2011. On August 23, 2012, Mr. Mochkin resigned as an officer and director of the Company.

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

Consulting Agreement

On July 21, 2011, the Company entered into a consulting agreement with Lawrence H. Wolfe, pursuant to which he will work as Chief Financial Officer. Pursuant to the agreement, 100,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000. His compensation will be $150,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of the option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $0.25 per share price floor on the valuation of the common stock. On August 31, 2012, Mr. Lawrence H. Wolfe resigned from his position as a Chief Financial Officer. As a result of Mr. Wolfe's resignation, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety. For the year ended December 31, 2012 and 2011, Mr. Wolfe has earned an aggregate of 139,376 shares and 122,120 shares pursuant to his consulting agreement with a fair value of $40,000 and $30,000, respectively. As of December 31, 2012 and 2011, accrued consulting fees of $71,500 and $17,500 were including in accrued compensation- related party, respectively.

As of August 31, 2012, Lawrence Wolfe resigned as the Chief Financial Officer and a director of the Company.

On July 25, 2011, the Company entered into a Consultancy Agreement with Mendel Mochkin, which replaced in its entirety the Employment Agreement dated March 22, 2011. Pursuant to the agreement, his compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $0.25 per share price floor on the valuation of the common stock. For the year ended December 31, 2012 and 2011, Mr. Mendel has been paid $44,221 and $89,935, respectively and an aggregate of 47,971 and 97,698 shares pursuant to his consulting agreement with a fair value of $24,000, respectively. On August 23, 2012, Mr. Mendel Mochkin resigned from his position as a director of the Board of Directors. As a result of Mr. Mochkin's resignation, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety. The Company has agreed to indemnify Mr. Mochkin in connection with the lawsuit by George Sharp vs. Mustang Alliances, Inc. et al filed in the Superior court of the State of California, in San Diego County. As of December 31, 2012, the Company has not accrued any amounts related to this indemnification. As of December 31, 2012, total consulting fees of $57,000 owed by Company was forgiven and recorded in additional paid in capital. As of December 31, 2012 and 2011, accrued consulting fees of $0 and $7,000 were including in accrued compensation- related party, respectively.

On July 21, 2011, the Company entered into a Consultancy Agreement with Zegal and Ross Capital LLC. Pursuant to the agreement, 100,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000. The compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of option shall vest on January 1st and half on June 1st following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $0.25 per share price floor on the valuation of the common stock. On July 1, 2012, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety. For the year ended December 31, 2012 and 2011, Zegal and Ross has earned an aggregate of 47,971 and 42,849 shares pursuant to the consulting agreement with a fair value of $24,000 and $20,000, respectively. As of December 31, 2012 and 2011, accrued consulting fees of $48,000 and $12,000 were including in accrued compensation- related party, respectively.

Mr. Sternheim is currently on a month-to-month arrangement at a rate of $20,000 a month. As of December 31, 2012 and 2011, the company has paid $93,711 and $154,943, and accrued compensation fees of $171,289 and $25,000 were recorded in accrued compensation- related party, respectively.

Long-Term Incentive Plans. As of December 31, 202, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Compensation of Directors. Since our incorporation on February 22, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Outstanding Equity Awards at Fiscal Year-End

Consultancy agreements with Mendel Mochkin and Lawrence Wolfe in July 2011 that contain provisions for the issuance and granting of options aggregating 2,000,000 shares at $0.50 per share that are predicated on the Company reaching certain milestones in the production of gold. None of the milestones have been met and accordingly such options have not been granted or issued. During the third quarter of 2012, both consultancy agreements noted above were terminated. As a result, the 240,000 stock options and 2,000,000 grant options were forfeited.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 9, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 106,802,516 shares of our common stock issued as of April 9, 2013. Unless otherwise indicated, the address of each stockholder listed below is c/o Mustang Alliances, Inc., 410 Park Avenue, 15th Floor, New York, New York 10022.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

Leonard Sternheim	12,500,000	12%

Robert Faber	1,000,000	1%

All directors and executive officers as a group (2 persons)	13,500,000	13%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 29, 2010, Joseph Levi, the then principal shareholder of the Company, entered into a Stock Purchase Agreement for the sale of 60,000,000 shares of common stock of the Company to Leonard Sternheim, our Chairman, Chief Executive Officer, Secretary and a director for $7,500.

On December 24, 2010, Mr. Sternheim sold 10,000,000 shares to Zegal & Ross Capital LLC (“Zegal”) for $1,500. The Company is indebted to Zegal & Ross Capital pursuant to the terms of a convertible note in the original principal amount of $25,000. On March 28, 2011, the Company borrowed $25,000 from Zegal, which is payable with interest at the imputed IRS rate on September 28, 2011. The note is convertible into common stock of the Company at the rate of $0.25 per share. In addition, upon conversion at maturity date, the Company will issue a 2-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.50 per share. The Company has recorded a beneficial conversion in the amount of $19,723 to reflect the fair value of the convertible debt and a corresponding increase to additional paid-in capital. As of December 31, 2011, the convertible note was repaid in full.

In January 2011, Mr. Sternheim sold 4,000,000 shares to MEM Mining Partners LLC, a New York limited liability company solely owned and managed by Mendel Mochkin, a former vice president and a director for $1,000.

On February 7, 2011 Mr. Sternheim sold 1,500,000 shares to Mark Holcombe for $1,500, a director of the Company at that time.

On December 2, 2010, we executed a Lease Agreement with Cerros and Mayan Gold pursuant to which Cerros, the registered owner of Corpus IV, leased us the exclusive right to prospect, explore and mine for minerals in this property in Honduras. The Lease Agreement continues until the Honduran government grants Cerros the right to assign the property's mining concessions to the Company, at which time Cerros will transfer title to the mining concessions to us. In consideration for such rights, we issued an aggregate of 20,000,000 shares of common stock to Mayan Gold, the beneficial owner of 100% interest in Corpus IV. In accordance with the Lease Agreements, as further consideration for the rights granted, we agreed to pay Cerros $1,500 no later than April 1st of each year. Cerros also granted us an option to acquire exclusive rights to properties known as Corpus I, II, and III concessions and the Potosi concession.

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

On July 19, 2011, the Company issued 40,000 units to Mark Holcombe, a director of the Company until such date, in consideration of consisting of 40,000 shares of common stock and 20,000 warrants with a fair value of $1,583. Each warrant allows Mr. Holcombe to purchase one additional share of common stock at a price of $0.50 per share for two years. The shares were valued at $0.25 per share, the fair value on the date of grant.

On July 21, 2011, the Company issued 100,000 shares to Lawrence H. Wolfe, our former Chief Financial Officer, in consideration for the execution and delivery of a consulting agreement with Mr. Wolfe. The shares were valued at $0.24 per share, the fair value on the date of grant. The consulting agreement was terminated in August 2012 upon Mr. Wolfe’s resignation from the Company.

On July 21, 2011, the Company issued 100,000 shares to Zegal & Ross Capital in consideration for the execution and delivery of a consulting agreement. The shares were valued at $0.24 per share, the fair value on the date of grant.

On July 25, 2011, the Company issued 100,000 shares to Mendel Mochkin, a director, in consideration for the execution and delivery of a consulting agreement with such person which replaced in its entirety Mr. Mochkin's employment agreement. Mr. Mochkin is an accredited investor. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. The shares were valued at $0.24 per share, the fair value on the date of grant.

On July 25, 2011, repayment for $25,000 was made for the $50,000 note due to Landolt, a company owned by a director of the Company. At which time the note was assigned to MeM Mining, Inc. MeM is controlled by, Mendel Mochkin, a director of the company. As of December 31, 2001, the Principle balance due was $25,000, is unsecured and is due January 2013 with accrued interest at 5%.

On August 28, 2012, the Company issued 1,000,000 shares of common stock to Robert Faber and Lawrence Wolfe in consideration for services previously provided. The shares were valued at $0.07 per share, the fair value on the date of grant of $70,000 for each issuance.

On August 28, 2012, the Company issued 1,000,000 shares of common stock to David Lubin in consideration for services previously provided. The shares were valued at $0.07 per share, the fair value on the date of grant of $70,000.

During 2012, the Company received a total of $50,020 from Mr. Sternheim, CEO of the Company as an unsecured non-interest bearing loan. As of December 31, 2012, the principal due was $50,020, is unsecured and is due on demand. The Company recorded $393 of imputed interest related to Mr. Sternheim’s loan payable as in-kind contribution.

During 2012, Mendel Mochkin, a former officer and director forgave consulting fees of $57,000. The amount was recorded as an in-kind contribution.

All the foregoing issuances were conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant was Wolinetz, Lafazan & Company, P.C. (“Wolinetz”) until October 24, 2011 when we engaged Liggett, Vogt & Webb, P.A. (“LVW”) as our principal independent accountant. Fees billed to the Company for the fiscal years ending December 31, 2012 and 2011 are set forth below:

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011

Audit Fees	$21,423	$31,000
Audit Related Fees	$0	$7,500
Tax Fees	$3,648	$0
All Other Fees	$0	$0

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by Wolinetz and LVW for the audit of our annual financial statements, review of financial statements included in our quarterly reports,

Audit-Related Fees

Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories. There were no such fees in fiscal 2012 and 2011.

As of December 31, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

4.4	Convertible Promissory Note dated March 28, 2011 in the original principal amount of $25,000 (filed as Exhibit 4.4 to the Annual Report on Form 10-K filed with the SEC on April 14, 2011)

4.5	8% Promissory Note dated March 28, 2012 issued to First Line Capital. (filed as Exhibit 4.5 to the Annual Report on Form 10-K filed with the SEC on April 9, 2012)

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

10.6	Employment Agreement dated March 22, 2011, between Mustang Alliances, Inc. and Leonard Sternheim (filed as Exhibit 10.5 to the Current Report filed with the SEC on March 23, 2011)

10.7	Employment Agreement dated March 22, 2011, between Mustang Alliances, Inc. and Mendel Mochkin (filed as Exhibit 10.6 to the Current Report filed with the SEC on March 23, 2011)

10.8	Release and Indemnification Agreement dated July 19, 2011, between Mustang Alliances, Inc. and Mark Holcombe (filed as Exhibit 10.8 to the Current Report filed with the SEC on July 22, 2011)

10.9	Consultancy Agreement dated July 21, 2011 between Mustang Alliances, Inc. and Lawrence Wolfe (filed as Exhibit 10.9 to the Current Report filed with the SEC on July 22, 2011)

10.10	Consultancy Agreement dated July 21, 2011 return Mustang Alliances Inc. and legal and his Capital, LLC (filed as Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on April 9, 2012)

10.11	Forum of Regulation S Subscription Agreement (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on April 9, 2012)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Date: April 9, 2013	By:	/s/ Leonard Sternheim
Name: Leonard Sternheim
Title: Chief Executive Officer, Chairman and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MUSTANG ALLIANCES, INC.

Date: April 9, 2013	By:	/s/ Leonard Sternheim
Name: Leonard Sternheim
Title: Chief Executive Officer, Chairman, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Date: April 9, 2013	By:	/s/ Robert T. Faber
Name: Robert T. Faber
Title: President and Director