Form 10-Q
period 2013-03-31
MUSTANG ALLIANCES, INC.
filed 2013-05-15
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-148431

MUSTANG ALLIANCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	74-3206736
(State of incorporation)	(IRS Employer ID Number)

382 NE 191St, Suite #46843
Miami, FL 33179-3899
(Address of principal executive offices)

888-251-3422
(Issuer's telephone number)

410 Park Avenue, New York, NY 10022
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

As of May 15, 2013, 107,037,834 shares of common stock, par value $0.0001 per share, were outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION		27

Item 1.	Legal Proceedings	26
Item IA.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$155,107	$247
Total current assets	155,107	247
Property and equipment, net	-	-
Total assets	$155,107	$247

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$98,255	$96,869
Accrued compensation-related party	321,176	290,789
Notes payable	30,000	30,000
Notes payable-related party	75,020	75,020
Convertible debts, net of discounts of $111,250 and $0, respectively	133,750	-
Due to shareholder	150	150
Total current liabilities	658,351	492,828
Total liabilities	658,351	492,828

Commitments and contingencies (See note 9)

Stockholder's deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized, 107,037,834 and 104,537,834 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	10,681	10,431
Additional paid in capital	1,917,875	1,672,139
Deficit accumulated during the exploration stage	(2,431,800)	(2,175,151)
Total stockholders' deficit	(503,244)	(492,581)
Total liabilities and stockholders' deficit	$155,107	$247

The accompanying notes are an integral part of these financial statements

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Period February 22, 2007 (Inception) to March 31,
	2013	2012	2013

Net revenues	$-	$-	$-

Operating expenses:
Professional fees	19,933	14,844	332,499
Consulting fees	62,500	205,084	1,349,327
General and administrative expenses	9,390	7,053	107,654
Impairment loss	-	-	106,000
Mining and exploration costs	26,752	42,326	355,769
Total Operating expenses	118,575	269,307	2,251,249

Operating loss	(118,575)	(269,307)	(2,251,249)

Other expenses:
Interest expense, net	(4,324)	(311)	(27,078)
Amortization of debt discount	(133,750)	-	(153,473)
Total other expenses, net	(138,074)	(311)	(180,551)

Net loss	$(256,649)	$(269,618)	$(2,431,800)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	105,760,056	100,369,133

The accompanying notes are an integral part of these financial statements

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO MARCH 31, 2013
(UNAUDITED)

	Common Stock		Paid-In	Accumulated Deficit During the Exploration	Total Stockholders's
	Shares	Amount	Capital	Stage	Deficit
Balance, February 22 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at $.0000125 Per Share, February 22, 2007	64,000,000	6,400	(5,600)	-	800

Net Loss for the Period	-	-	-	(4,498)	(4,498)
Balance, December 31, 2007	64,000,000	6,400	(5,600)	(4,498)	(3,698)

Common Stock Issued to Investors at $.002 Per Share, Net of Offering Costs, February 20, 2008	22,400,000	2,240	42,724	-	44,964

Common Stock Issued for Services at $.0075 Per Share, February 25, 2008	800,000	80	5,920	-	6,000

Net Loss for the Year Ended	-	-	-	(91,106)	(91,106)
Balance, December 31, 2008	87,200,000	8,720	43,044	(95,604)	(43,840)

Net Loss for the Year Ended	-	-	-	(29,939)	(29,939)
Balance, December 31, 2009	87,200,000	8,720	43,044	(125,543)	(73,779)

Common Stock Issued for Mining Lease at $.000125 Per Share, December 15, 2010	20,000,000	2,000	500	-	2,500

Net Loss for the Year Ended	-	-	-	(69,436)	(69,436)
Balance, December 31, 2010	107,200,000	10,720	43,544	(194,979)	(140,715)

Common Stock Issued for Mining Lease at $.000125 Per Share, February 22, 2011	20,000,000	2,000	500	-	2,500

Sale of Stock and Warrants at $.25 Per Share, March 2011	60,000	6	14,994	-	15,000

Retirement of 30,000,000 Shares of Common Stock as Contributed Capital on March 31, 2011 by Chief Executive Officer	(30,000,000)	(3,000)	3,000	-	-

Discount on Convertible Debt	-	-	19,723	-	19,723

Sale of Stock and Warrants at $.25 Per Share, June 2011	1,280,000	128	319,872	-	320,000

Sale of Stock and Warrants at $.25 Per Share, July 2011	1,000,000	100	249,900		250,000

Stock issued for services, July 2011	340,000	34	81,966		82,000

The accompanying notes are an integral part of these financial statements

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO MARCH 31, 2013
(UNAUDITED)

	Common Stock		Paid-In	Accumulated Deficit During the Exploration	Total Stockholders's
	Shares	Amount	Capital	Stage	Deficit

Debt forgiveness, July 2011			97,785		97,785

Consulting fees forgiveness, July 2011			12,000		12,000

Stock issued for services, Oct 2011	40,000	4	8,796		8,800

Fair value of options issued during 2011			13,283		13,283

Common shares issuable (297,516 shares) to consultants, related parties during 2011	297,516		74,000		74,000

Net Loss for the Year Ended	-	-	-	(898,473)	(898,473)

Balance, December 31, 2011	100,217,516	$9,992	$939,363	$(1,093,452)	$(144,097)

Stocks issued for mining equipments, February 2012	200,000	20	105,980		106,000

Sale of Stock and Warrants at $1.00 Per Share, March, 2012	175,000	18	174,982		175,000

Exercise of stock options at $0.50 Per Share, March, 2012	30,000	3	14,997		15,000

Stocks issued for common shares issuable to consultants, related parties, March 2012		30	(30)		-

Fair value of options issued during six months ended June 30, 2012			47,822		47,822

Common shares issuable (235,318 shares) to consultants, related parties during 2012	235,318		88,000		88,000

Sale of stocks and warrants at $0.05 per share, Aug 2012	680,000	68	33,932		34,000

Stocks issued for services, Aug 2012	3,000,000	300	209,700		210,000

In-kind contribution of interest			393		393

Consulting fees forgiveness-related party			57,000		57,000

Net Loss for the Year Ended	-	-	-	(1,081,699)	(1,081,699)

Balance, December 31, 2012	104,537,834	10,431	1,672,139	(2,175,151)	(492,581)

Common stocks issued with convertible debt	2,500,000	250	27,875		28,125

Discount on Convertible Debt			216,875		216,875

In-kind contribution of interest			986		986

Net Loss for the quarter ended March 31, 2013				(256,649)	(256,649)

Balance, March 31, 2013	107,037,834	$10,681	$1,917,875	$(2,431,800)	$(503,244)

The accompanying notes are an integral part of these financial statements

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Period February 22, 2007 (Inception) to March 31,
	2013	2012	2013
Cash Flows from Operating Activities:
Net Loss	$(256,649)	$(269,618)	$(2,431,800)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services	-	-	306,800
Common stock issuable for services	-	39,000	162,000
Common Stock issued for mining rights	-	-	2,500
Stock compensation cost	-	7,970	61,105
Amortization of debt discount	133,750	-	153,473
Impairment of mining equipment	-	-	108,500
In-kind contribution of interest	986	-	1,379
In-kind contribution of services	-		57,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	31,773	36,348	443,345
Net Cash Used in Operating Activities	(90,140)	(186,300)	(1,135,698)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of borrowings from convertible debts-non-related parties	245,000	-	245,000
Proceeds of borrowings from non-related party	-	30,150	215,871
Proceeds of borrowings from related parties	-		50,170
Proceeds from sale of common stock and warrants, net	-	190,000	854,764
Repayment of borrowings	-	-	(75,000)
Net Cash Provided by Financing Activities	245,000	220,150	1,290,805

Increase(Decrease) in Cash	154,860	33,850	155,107

Cash – Beginning of Period	247	891	-

Cash – End of Period	$155,107	$34,741	$155,107

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Deferred offering costs charged to additional paid-in capital	$-	$-	$25,000
Deferred offering costs recorded in accounts payable	$-	$-	$7,500
Common stock issued for mining lease	$-	$2,500	$5,000
Debt forgiveness	$-	$97,785	$97,785
Consulting fees forgiveness	$-	$12,000	$12,000
Common stock issued for mining equipments	$-	$266,000	$106,000
Common stock issued for shares issuable	$-	$74,000	$74,000
Discount on convertible debt	$245,000	$-	$245,000

The accompanying notes are an integral part of these financial statements

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -        Organization and Basis of Presentation

Mustang Alliances, Inc. (“the Company”) was incorporated on February 22, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered an exploration stage company. The Company originally intended to market and sell anti-lock braking systems produced in China to the auto parts and auto manufacturing market in the United States. The Company has since abandoned its business plan and is seeking an operating company with which to merge or acquire. Currently, we are no longer a blank check company as we have a specific business plan. We are an exploration stage mining company and as a result of the execution and delivery of the lease agreements, we are now in the business of exploring mineral properties. There is no assurance, however, that the Company will achieve its objectives or goals.

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

NOTE 2 -     Going Concern and Significant Accounting Policies

 Going Concern

The Company is in the exploration stage and has no revenues, has incurred a net loss of approximately $256,649 for the three months ended March 31, 2013 and a cumulative net loss of $2,431,800 for the period from February 22, 2007 (inception) to March 31, 2013. In addition, at March 31, 2013, there is a working capital deficit of $503,244. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

Property and Equipment

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

 Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. As of March 31, 2013, the Company has 2,145,000 warrants and 0 options that are anti-dilutive and not included in diluted loss per share. As of March 31, 2012, the Company has 5,195,000 warrants and 360,000 options that are anti-dilutive and not included in diluted loss per share.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts payable, notes payable, loans payable, and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. During 2012, the Company recorded an impairment of $106,000.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -        Going Concern and Significant Accounting Policies – (Continued)

Stock-Based Compensation

In December 2004, the FASB issued ASC Topic 718, Compensation–Stock Compensation(ASC Topic 718). Under ASC Topic 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC Topic 718.

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

Fair Value Measurement

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

• Level 1-Quoted prices in active markets for identical assets or liabilities.

• Level 2-Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

• Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The Company's financial instruments include cash and equivalents, accounts payable and accrued expenses, convertible debts, and notes and loans payable. All these items were determined to be Level 1 fair value measurements. The carrying amounts of cash and equivalents, accounts payable and accrued expenses, convertible debts, and notes and loans payable approximated fair value because of the short maturity of these instruments.

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

In February 2013, FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

NOTE 4 -        Property and Equipment

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

As consideration for the equipment, the Company exchanged 200,000 shares of common stock to the Seller with a fair value of $106,000 based on the value of equipment. The Company also agreed to be responsible for, among other things, the cost of freight, insurance, packing and transportation, and the risk of loss in shipping of the purchased equipment. The equipment had not been placed in service as of December 31, 2012 and the Company recorded an impairment loss of $106,000.

Property and equipment consists of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Mining equipments	$106,000	$106,000
Total	106,000	106,000
Less: impairment loss	(106,000)	(106,000)

Property and equipment, net	$-	$-

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 -        Notes Payable

On July 25, 2011, repayment for $25,000 was made for the $50,000 note due to Landolt, a company owned by a director of the Company. At which time the note was assigned to MeM Mining, Inc.  MeM is controlled by, Mendel Mochkin, a director of the company. As of December 31, 2012, the principle balance due was $25,000, is unsecured and was due January 2013 with accrued interest at 5%. As of March 31, 2013, the Company was unable to repay the loan on the maturity date, and the principal balance of $25,000 and accrued interest of $3,459 are in default. The note does not include any additional fees or penalties due to the loan being in default.

On March 28, 2012 the Company received $30,000 from First Line Capital, in exchange for an unsecured note bearing interest at 8%. As of December 31, 2012, the principal due was $30,000, is unsecured and was due in full plus accrued interest on March 28, 2013. As of March 31, 2013, the Company was unable to repay the loan on the maturity date, and the principal balance of $30,000 and accrued interest of $2,420 are in default. The loan stipulates an increase to a 15% interest rate until the loan is repaid.

During 2012, the Company received a total of $50,020 from Leonard Sternheim, CEO of the Company, as an unsecured non-interest bearing loan. As of March 31, 2013 and December 31, 2012, the principal due was $50,020, is unsecured and is due on demand. The Company recorded $986 and $393 of imputed interest related to Mr. Sternheim’s loan payable as in-kind contribution at March 31, 2013 and December 31, 2012, respectively.

NOTE 6 -        Convertible Debts

On February 15, 2013, the Company issued a convertible note of $45,000. The note accrues interest at 12% per annum and matures on April 16, 2013. The note is convertible into shares of Company’s common stock at a conversion price of $0.01 per share. The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion feature in the amount of $16,875. In addition, upon the issuance of convertible note, the Company issued 2,500,000 shares of the Company's common stocks (See note 7). The Company has recorded a debt discount in the amount of $28,125 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $45,000 will be amortized over the term of the debt. Amortization for the three months ended March 31, 2013 was $33,750.

On February 28, 2013, the Company issued two convertible notes totaling $200,000. The notes accrue interest at 12% per annum and mature on April 29, 2013. The notes are convertible into shares of Company’s common stocks at a conversion price of $0.01 per share. The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion in the amount of $200,000. The total discount of $200,000 will be amortized over the term of the debt. Total amortization for the two convertible notes for the three months ended March 31, 2013 was $100,000.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 -        Common Stock

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

On April 12, 2011, the Company sold 1,000,000 units consisting of 1,000,000 shares of common stock and 500,000 warrants for cash of $250,000. The warrants are exercisable at $0.50 per share and have a two year term expiring April 12, 2013.

On April 20, 2011, the Company sold 100,000 units consisting of 100,000 shares of common stock and 50,000 warrants for cash of $25,000. The warrants are exercisable at $0.50 per share and have a two year term expiring April 20, 2013.

On April 21, 2011, the Company sold 100,000 units consisting of 100,000 shares of common stock and 50,000 warrants for cash of $25,000. The warrants are exercisable at $0.50 per share and have a two year term expiring April 21, 2013.

On May 6, 2011, the Company sold 60,000 units consisting of 60,000 shares of common stock and 30,000 warrants for cash of $15,000. The warrants are exercisable at $0.50 per share and have a two year term expiring May 6, 2013.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 -        Common Stock - Continued

On May 11, 2011, the Company sold 20,000 units consisting of 20,000 shares of common stock and 10,000 warrants for cash of $5,000. The warrants are exercisable at $0.50 per share and have a two year term expiring May 11, 2013.

On July 19, 2011, the Company issued 40,000 units to Mark Holcombe, a director of the Company in consideration of consisting of 40,000 shares of common stock and 20,000 warrants with a fair value of $1,583. Each warrant allows Mr. Holcombe to purchase one additional share of common stock at a price of $0.50 per share for two years expiring July 19, 2013. The shares were valued at $10,000 ($0.25 per share), the fair value on the date of grant.

On July 21, 2011, the Company issued 100,000 shares to Lawrence H. Wolfe, the Chief Financial Officer at the time, in consideration for the execution and delivery of a consulting agreement with Mr. Wolfe. The shares were valued at $24,000 ($0.24 per share), the fair value on the date of grant.

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

On July 27, 2011, the Company sold 1,000,000 units in consideration of $250,000 consisting of 1,000,000 shares of common stock and 1,000,000 warrants. Each warrant allows for the purchase one additional share of common stock at a price of $0.50 per share for two years expiring July 27, 2013.

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

In February 2012, the company issued 175,000 units and raised an aggregate of $175,000 from one investor under a Regulation S Subscription Agreement. Under this agreement, the Company is offering for sale up to $500,000 of shares and warrants at a purchase price of $1.00 per share. For each dollar invested, the investor will receive one share of common stock and one warrant. Each warrant entitles the investor to purchase one share of common stock for $1.50 per share. The warrants expire on the third anniversary date its issuance in February 2015.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 -        Common Stock - Continued

On March 1, 2012, an investor exercised his right to purchase 30,000 shares for $0.50 per share. The Company received proceeds of $15,000.

In August 2012, the Company raised an aggregate of $34,000 from one investor under a Regulation S Subscription Agreement in exchange for 680,000 shares of common stock at $0.05 per share and 340,000 warrants exercisable at $0.20 per share.  The warrants expire on the fifth anniversary date of its issuance in August 2017.

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

On February 15, 2013, the Company issued 2,500,000 shares of common stock in connection with issuance of convertible debt of $45,000. These shares were valued at the fair value on the date of grant (See note 6).

Warrants

During 2011, the Company issued 1,690,000 warrants in connection with a private placement offering. The warrants have a term of two years from the date of the subscription agreement and allow investors to purchase one share of common stock for $0.50. 30,000 warrants expired during the three months ended March 31, 2013.

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

Information with respect to warrants outstanding and exercisable at March 31, 2013 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Warrants outstanding, December 31, 2012	2,175,000	$0.20-1.50	2,175,000
Issued	-
Exercised	-
Expired/Forfeited	(30,000)	$0.50	-
Warrants outstanding, March 31, 2013	2,145,000	$0.20-1.50	2,145,000

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 -        Preferred Stock

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

Cerros also granted the Company an option to acquire the exclusive rights to properties known as Corpus I, II, and III mining concessions and the Potosi concession. If we desired to exercise such option, the Company was required to send written notice to Cerros and Mayan Gold. The consideration for the exercise of the option is an additional 20,000,000 shares of the Company’s common stock to be issued to Mayan Gold no later than 30 days after the date we receive all the requested documentation from Cerros in connection with the exercise of the option.

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

Litigation:

In July of 2012, the Company was named as a defendant in a lawsuit titled George Sharp vs. Mustang Alliances, Inc. et al. The lawsuit was filed in the Superior Court of the State of California, in San Diego County. The lawsuit alleges violations of California restrictions on unsolicited commercial e-mail advertisers and seeks damages and punitive dames in an unspecified amount. The Company intends to vigorously defend this lawsuit. As of March 31, 2013, the Company has not accrued any amounts related to this lawsuit.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 -       Related Parties

Consulting Agreements

On July 21, 2011, the Company entered into a consulting agreement with Lawrence H. Wolfe, pursuant to which he will work as Chief Financial Officer. Pursuant to the agreement, 100,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000 (See note 7). His compensation was $150,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion would be paid monthly, and the shares would be valued based on the stock price of the last day of the preceding month and would be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share was granted, half of the option would vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement was amended to include a $0.25 per share price floor on the valuation of the common stock. On August 31, 2012, Mr. Lawrence H. Wolfe resigned from his position as a Chief Financial Officer. As a result of Mr. Wolfe's resignation, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety. As of March 31, 2013 and December 31, 2012, accrued consulting fees of $69,200 and $71,500 were including in accrued compensation- related party, respectively.

On July 25, 2011, the Company entered into a Consultancy Agreement with Mendel Mochkin, which replaced in its entirety the Employment Agreement dated March 22, 2011 (See note 9). Pursuant to the agreement, his compensation was $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion would be paid monthly, and the shares would be valued based on the stock price of the last day of the preceding month and would be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement was amended to include a $0.25 per share price floor on the valuation of the common stock. On August 23, 2012, Mr. Mendel Mochkin resigned from his position as a director of the Board of Directors. As a result of Mr. Mochkin's resignation, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety. The Company has agreed to indemnify Mr. Mochkin in connection with the lawsuit by George Sharp vs. Mustang Alliances, Inc. et al filed in the Superior court of the State of California, in San Diego County. As of December 31, 2012, the Company has not accrued any amounts related to this indemnification. As of December 31, 2012, total consulting fees of $57,000 owed by Company was forgiven and recorded in additional paid in capital. As of March 31, 2013 and December 31, 2013 consulting fees and accrued compensation balances for Mendel Mochkin are $0.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 -       Related Parties - Continued

Consulting Agreements- Continued

On July 21, 2011, the Company entered into a Consultancy Agreement with Zegal and Ross Capital LLC. Pursuant to the agreement, 100,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000 (See note 7). The compensation was $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion would be paid monthly, and the shares would be valued based on the stock price of the last day of the preceding month and would be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of option would vest on January 1st and half on June 1st following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement was amended to include a $0.25 per share price floor on the valuation of the common stock. On July 1, 2012, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety. As of March 31, 2013 and December 31, 2012, accrued consulting fees of $48,000 were including in accrued compensation- related party, respectively.

Mr. Sternheim is currently on a month-to-month arrangement at a rate of $20,000 a month. As of March 31, 2013 and December 31, 2012, the accrued compensation fees of $203,976 and $171,289 were recorded in accrued compensation- related party, respectively.

NOTE 11 -       Subsequent Events

On April 20, 2013 the Company issued a 12 % promissory note for $100,000, due in sixty days, to an independent third party. The note holder has the right to convert, at any time, the unpaid principal balance for $0.01 per share.  As of May 14, 2013 the Company received $90,000 of the total amount for this note.

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

Plan of Operation

We are dependent upon making a gold deposit discovery at the properties. Should we be able to make an economic find, we would then be solely dependent upon the mining operation for our revenue and profits, if any. The probability that reserves that meet SEC guidelines will be discovered on the property is undeterminable at this time. The Properties presently do not have any mineral resources or reserves. We do have certain mining equipment that was purchased in February 2012 located within the property boundaries. Currently, there is no power supply to the mineral claims. A great deal of work is required on our property before a determination as to the economic and legal feasibility of a mining venture on it can be made.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Revenues

During the three months ended March 31, 2013, we had no revenues. We did not generate any revenues during the three months ended March 31, 2012.

Operating expenses

Costs and expenses for the three months ended March 31, 2013 was $118,575, as compared to operating expenses for the three months ended March 31, 2012 of $269,307. These expenses are comprised of consulting fees $62,500, mining and exploration costs of $26,752, professional fees of $19,933 and general and administrative expenses of $9,390. The decrease of approximately 56% in operating expenses for the three months ended March 31, 2013 from March 31, 2012 was primarily as a result of the decrease in consulting fees from $205,084 to $62,500, and mining and exploration costs from $42,326 to $26,752.

During the three months ended March 31, 2013, the Company recorded an amortization of discount for $133,750 related to the convertible loans obtained during the period. There was no such cost incurred during the three months ended March 31, 2012.

Net loss

As a result of the foregoing, for the three months ended March 31, 2013, net loss decreased by $12,969, or 5%, to a loss of $256,649, compared to a net loss of $269,618 during the three months ended March 31, 2012.

Liquidity and Capital Resources

On March 31, 2013, we had a working capital deficiency and stockholders' deficiency of $503,244 as compared to a working capital deficiency and a stockholders' deficiency of $492,581, at December 31, 2012. The increase in working capital deficiency was primarily due to increase in liabilities and note payable during the quarter ended March 31, 2013. In addition, the Company has five notes in default as March 31, 2013.

We will require additional capital to mine and explore the property in Honduras and estimate that within the next 12 months we will need approximately $1,000,000. As of March 31, 2013 we had cash on hand of approximately $155,107. This resulted from the issuance of three convertible notes - on February 15, 2013, the Company issued a convertible note of $45,000 and on February 28, 2013 the Company issued two convertible notes totaling $200,000. The notes accrue interest at 12% per annum and mature sixty days from the borrowing date. The notes are convertible into shares of Company’s common stock at a conversion price of $0.01 per share.

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

Going Concern Consideration

The Company is the exploration stage and has no revenues. The Company has no revenues, has incurred a net loss of approximately $256,649 for the three months ended March 31, 2013 and a cumulative net loss of $2,431,800 for the period from February 22, 2007 (inception) to March 31, 2013. In addition, at March 31, 2013, there is a working capital deficit of $503,244. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of March 31, 2013.

Therefore, our internal controls over financial reporting were not effective as of March 31, 2013 based on the material weaknesses described below:

• we lacked proper procedures in place to track and record expenses;
• we lacked competent financial management personnel with appropriate accounting knowledge and training;
• we relied on an outside consultant to prepare our financial statements;
• lack of segregation of duties at the Company due to the principal executive officer dealing with general administrative and financial matters; and
• we have insufficient controls over our period-end financial close and reporting processes.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In order to mitigate the foregoing material weakness, we had engaged a CFO who was previously a PCAOB auditor with significant experience in the preparation of financial statements in conformity with U.S. GAAP and an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. As of August 31, 2012, Lawrence Wolfe resigned as the Chief Financial Officer and a director of the Company. Leonard Sternheim, our chief executive officer, has assumed the role of interim principal accounting officer and is utilizing the services of an independent accounting consultant to continue to mitigate the foregoing material weakness, to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2013, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On February 15, 2013, the Company issued a convertible note of $45,000. The note accrues interest at 12% per annum and matures on April 16, 2013. The note is convertible into shares of Company’s common stock at a conversion price of $0.01 per share. The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion feature in the amount of $16,875. In addition, upon the issuance of convertible note, the Company issued 2,500,000 shares of the Company's common stocks. The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. The Company has recorded a debt discount in the amount of $28,125 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $45,000 will be amortized over the term of the debt.  Amortization for the three months ended March 31, 2013 was $33,750.

On February 28, 2013, the Company issued two convertible notes totaling $200,000. The notes accrue interest at 12% per annum and mature on April 29, 2013. The notes are convertible into shares of Company’s common stocks at a conversion price of $0.01 per share. The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion in the amount of $200,000. The total discount of $200,000 will be amortized over the term of the debt. Total amortization for the two convertible notes for the three months ended March 31, 2013 was $100,000.  As of May 15th, 2013 the notes are in default.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

On July 25, 2011, repayment for $25,000 was made for the $50,000 note due to Landolt, a company owned by a director of the Company. At which time the note was assigned to MeM Mining, Inc.  MeM is controlled by, Mendel Mochkin, a director of the company. As of December 31, 2012, the principle balance due was $25,000, is unsecured and was due January 2013 with accrued interest at 5%. As of March 31, 2013, the Company was unable to repay the loan on the maturity date, and the principal balance of $25,000 and accrued interest of $3,459 are in default. The note does not include any additional fees or penalties due to the loan being in default.

On March 28, 2012 the Company received $30,000 from First Line Capital, in exchange for an unsecured note bearing interest at 8%. As of December 31, 2012, the principal due was $30,000, is unsecured and was due in full plus accrued interest on March 28, 2013. As of March 31, 2013, the Company was unable to repay the loan on the maturity date, and the principal balance of $30,000 and accrued interest of $2,420 are in default. The loan stipulates an increase to a 15% interest rate until the loan is repaid.

On February 15, 2013, the Company issued a convertible note of $45,000. The note accrues interest at 12% per annum and matures on April 16, 2013. The note is convertible into shares of Company’s common stock at a conversion price of $0.01 per share. The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion feature in the amount of $16,875. In addition, upon the issuance of convertible note, the Company issued 2,500,000 shares of the Company's common stocks. The Company has recorded a debt discount in the amount of $28,125 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $45,000 will be amortized over the term of the debt. Amortization for the three months ended March 31, 2013 was $33,750. As of May 15, 2013, the note is in default.

On February 28, 2013, the Company issued two convertible notes totaling $200,000. The notes accrue interest at 12% per annum and mature on April 29, 2013. The notes are convertible into shares of Company’s common stocks at a conversion price of $0.01 per share. The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion in the amount of $200,000. The total discount of $200,000 will be amortized over the term of the debt. Total amortization for the two convertible notes for the three months ended March 31, 2013 was $100,000. As of May 15th, 2013 the notes are in default.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

Item 6.   Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)*

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith) *

101 **
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.

__________
*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Dated: May 15, 2013	By:	/s/ Leonard Sternheim
Name: Leonard Sternheim
Title: President, Chief Executive Officer and Chairman and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)