Form 10-Q
period 2013-06-30
MUSTANG ALLIANCES, INC.
filed 2013-08-19
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-148431

MUSTANG ALLIANCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	74-3206736
(State of incorporation)	(IRS Employer ID Number)

382 NE 191 St. Suite #46843 Miami, FL 33179-3899
(Address of principal executive offices)

888-251-3422
(Issuer's telephone number)

____________________
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

As of August 19, 2013, 167,802,516 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$993,188	$247
Prepaid expense	55,067	-
Total current assets	1,048,255	247
Plant and equipment, net	20,475	-
Other assets	156,667	-
Total assets	$1,225,397	$247

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$229,216	$96,869
Accrued compensation-related party	117,200	290,789
Notes payable	30,000	30,000
Notes payable-related party	28,637	75,020
Convertible debts	300,000	-
Contract settlement liabilities-current portion	888,000	-
Due to shareholder	150	150
Total current liabilities	1,593,203	492,828
Convertible debts, net of discounts of $1,297,500 and $0, respectively	2,500	-
Contract settlement liabilities	1,702,000	-
Total long term liabilities	1,704,500	-
Total liabilities	3,297,703	492,828

Commitments and contingencies (See note 9)

Stockholder's deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized, 137,037,834 and 104,537,834 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	13,703	10,453
Additional paid in capital	3,815,445	1,672,117
Deficit accumulated during the exploration stage	(5,901,454)	(2,175,151)
Total stockholders' deficit	(2,072,306)	(492,581)
Total liabilities and stockholders' deficit	$1,225,397	$247

The accompanying notes are an integral part of these unaudited condensed financial statements

(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period February 22, 2007 (Inception) to June 30,
	2013	2012	2013	2012	2013

Net revenues	$-	$-	$-	$-	$-

Operating expenses:
Professional fees	39,679	19,425	59,612	34,269	372,178
Consulting fees	1,753,097	173,717	1,815,597	378,801	3,102,424
General and administrative expenses	2,862	6,738	12,252	13,791	110,516
Impairment loss	-	-	-	-	106,000
Mining and exploration costs	74,862	35,601	101,614	77,927	430,631
Total Operating expenses	1,870,500	235,481	1,989,075	504,788	4,121,749

Operating loss	(1,870,500)	(235,481)	(1,989,075)	(504,788)	(4,121,749)

Other expenses:
Liquidated damage	(81,000)	-	(81,000)	-	(81,000)
Loss on future sales	(1,290,000)	-	(1,290,000)	-	(1,290,000)
Interest expense, net	(14,404)	(930)	(18,728)	(1,241)	(41,482)
Amortization of debt discount	(213,750)	-	(347,500)	-	(367,223)
Total other expenses, net	(1,599,154)	(930)	(1,737,228)	(1,241)	(1,779,705)

Net loss	$(3,469,654)	$(236,411)	$(3,726,303)	$(506,029)	$(5,901,454)

Basic and diluted loss per share	$(0.03)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares outstanding	120,224,647	100,622,516	113,032,309	100,376,664

The accompanying notes are an integral part of these unaudited condensed financial statements

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO JUNE 30, 2013
(UNAUDITED)

	Common Stock		Paid-In	Accumulated Deficit During the Exploration	Total Stockholders's
	Shares	Amount	Capital	Stage	Deficit
Balance, February 22 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at $.0000125 Per Share, February 22, 2007	64,000,000	6,400	(5,600)	-	800

Net Loss for the Period	-	-	-	(4,498)	(4,498)
Balance, December 31, 2007	64,000,000	6,400	(5,600)	(4,498)	(3,698)

Common Stock Issued to Investors at $.002 Per Share, Net of Offering Costs, February 20, 2008	22,400,000	2,240	42,724	-	44,964

Common Stock Issued for Services at $.0075 Per Share, February 25, 2008	800,000	80	5,920	-	6,000

Net Loss for the Year Ended December 31, 2008	-	-	-	(91,106)	(91,106)
Balance, December 31, 2008	87,200,000	8,720	43,044	(95,604)	(43,840)

Net Loss for the Year Ended December 31, 2009	-	-	-	(29,939)	(29,939)
Balance, December 31, 2009	87,200,000	8,720	43,044	(125,543)	(73,779)

Common Stock Issued for Mining Lease at $.000125 Per Share, December 15, 2010	20,000,000	2,000	500	-	2,500

Net Loss for the Year Ended December 31, 2010	-	-	-	(69,436)	(69,436)
Balance, December 31, 2010	107,200,000	10,720	43,544	(194,979)	(140,715)

Common Stock Issued for Mining Lease at $.000125 Per Share, February 22, 2011	20,000,000	2,000	500	-	2,500

Sale of Stock and Warrants at $.25 Per Share, March 2011	60,000	6	14,994	-	15,000

Retirement of 30,000,000 Shares of Common Stock as Contributed Capital on March 31, 2011 by Chief Executive Officer	(30,000,000)	(3,000)	3,000	-	-

Discount on Convertible Debt	-	-	19,723	-	19,723

Sale of Stock and Warrants at $.25 Per Share, June 2011	1,280,000	128	319,872	-	320,000

Sale of Stock and Warrants at $.25 Per Share, July 2011	1,000,000	100	249,900		250,000

Stock issued for services, July 2011	340,000	34	81,966		82,000

Debt forgiveness, July 2011			97,785		97,785

Consulting fees forgiveness, July 2011			12,000		12,000

Stock issued for services, Oct 2011	40,000	4	8,796		8,800

Fair value of options issued during 2011			13,283		13,283

Common shares issuable (297,516 shares) to consultants, related parties during 2011	297,516		74,000		74,000

Net Loss for the Year Ended
December 31, 2011	-	-	-	(898,473)	(898,473)

Balance, December 31, 2011	100,217,516	$9,992	$939,363	$(1,093,452)	$(144,097)

Stocks issued for mining equipments, February 2012	200,000	20	105,980		106,000

Sale of Stock and Warrants at $1.00 Per Share, March, 2012	175,000	18	174,982		175,000

Exercise of stock options at $0.50 Per Share, March, 2012	30,000	3	14,997		15,000

Stocks issued for common shares issuable to consultants, related parties, March 2012		30	(30)		-

Fair value of options issued during six months ended June 30, 2012			47,822		47,822

Common shares issuable (235,318 shares) to consultants, related parties during 2012	235,318	22	87,978		88,000

Sale of stocks and warrants at $0.05 per share, Aug 2012	680,000	68	33,932		34,000

Stocks issued for services, Aug 2012	3,000,000	300	209,700		210,000

In-kind contribution of interest			393		393

Consulting fees forgiveness-related party			57,000		57,000

Net Loss for the Year Ended	-	-	-	(1,081,699)	(1,081,699)

Balance, December 31, 2012	104,537,834	10,453	1,672,117	(2,175,151)	(492,581)

Common stocks issued with convertible debt	2,500,000	250	27,875		28,125

Common stocks issued for repayment of a related party loan	30,000,000	3,000	1,797,000		1,800,000

Discount on Convertible Debt			316,875		316,875

In-kind contribution of interest			1,578		1,578

Net Loss for the six months ended June 30, 2013				(3,726,303)	(3,726,303)

Balance, June 30, 2013	137,037,834	$13,703	$3,815,445	$(5,901,454)	$(2,072,306)

The accompanying notes are an integral part of these unaudited condensed financial statements

MUSTANG ALLIANCES, INC..
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,		For the Period February 22, 2007 (Inception) to June 30,
	2013	2012	2013
Cash Flows from Operating Activities:
Net Loss	$(3,726,303)	$(506,029)	$(5,901,454)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services	1,500,000	-	1,806,800
Common stock issuable for services	-	78,000	162,000
Common Stock issued for mining rights	-	-	2,500
Stock compensation cost	-	15,940	61,105
Amortization of debt discount	347,500	-	367,223
Depreciation expense	525		525
Liquidated damages	81,000		81,000
Loss on future sales	1,290,000		1,290,000
Impairment of mining equipment	-	-	108,500
In-kind contribution of interest	1,578	-	1,971
In-kind contribution of services	-		57,000
Changes in operating assets and liabilities:
Increase in prepaid expense	(211,734)		(211,734)
Increase in accounts payable and accrued expenses	177,758	178,615	589,330
Net Cash Used in Operating Activities	(539,676)	(233,474)	(1,585,234)

Cash Flows from Investing Activities:
Purchase of Plant and equipment	(21,000)	-	(21,000)
Net Cash Used in Investing Activities	(21,000)	-	(21,000)

Cash Flows from Financing Activities:
Proceeds of borrowings from convertible debts-non-related parties	1,600,000	-	1,600,000
Proceeds of borrowings from non-related party	-	30,150	215,871
Proceeds of borrowings from related parties	400		50,570
Proceeds from sale of common stock and warrants, net	-	204,000	854,764
Repayment of borrowings to a related party	(46,783)	-	(121,783)
Net Cash Provided by Financing Activities	1,553,617	234,150	2,599,422

Increase in Cash	992,941	676	993,188

Cash – Beginning of Period	247	891	-

Cash – End of Period	$993,188	$1,567	$993,188

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Deferred offering costs charged to additional paid-in capital	$-	$-	$25,000
Deferred offering costs recorded in accounts payable	$-	$-	$7,500
Common stock issued for mining lease	$-	$2,500	$5,000
Debt forgiveness	$-	$97,785	$97,785
Consulting fees forgiveness	$-	$12,000	$12,000
Common stock issued for mining equipments	$-	$166,000	$106,000
Common stock issued for shares issuable	$-	$74,000	$74,000
Common stock issued for repayment of accrued consulting fees to a related party	$300,000	$-	$300,000
Discount on convertible debt	$345,000	$-	$367,223
Note payable proceeds allocated to settlement liablity	$1,300,000	$-	$1,300,000
Common stock retired as contributed capital	$-	$-	$3,000

The accompanying notes are an integral part of these unaudited condensed financial statements

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -                Organization and Basis of Presentation

Mustang Alliances, Inc. (“the Company”) was incorporated on February 22, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered an exploration stage company.  We are an exploration stage mining company and as a result of the execution and delivery of the lease agreements, we are in the business of exploring mineral properties.  There is no assurance, however, that the Company will achieve its objectives or goals.

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

NOTE 2 -               Going Concern and Significant Accounting Policies

 Going Concern

The Company is in the exploration stage and has no revenues, has incurred a net loss of approximately $3,726,303 for the six months ended June 30, 2013 and a cumulative net loss of $5,901,454 for the period from February 22, 2007 (inception) to June 30, 2013. In addition, at June 30, 2013, there is a working capital deficit of $544,948.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include the valuation of deferred tax assets, valuation of equity instruments, and valuation of derivative transactions.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Plant and Equipment

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

Depreciation is provided to recognize the cost of the asset in the results of operations. The Company calculates depreciation using the straight-line method with estimated useful life as follows:

Item	Useful Life
Vehicles	5 years
Mining equipments	10 years

 Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share.  As of June 30, 2013, the Company has 70,000,000 shares convertible under note agreements, 15,035,000 warrants and 0 options that are anti-dilutive and not included in diluted loss per share. As of June 30, 2012, the Company has 0 shares convertible under note agreements, 5,195,000 warrants and 5,050,000 options that are anti-dilutive and not included in diluted loss per share.

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

Firm Sale Commitment - Derivative

The Company intends to produce gold bullion.  As a result of an agreement with a note holder, the Company has agreed to deliver and sell 100 oz of gold bullion each month over the next 35 months (3,500 oz in total) at a fixed price of $500, unless price of gold as measured by the Kitco.com price index is below $1,000 at which time the fixed price drops to $400 per ounce.  In accordance with ASC 820, Fair Value Measurements, we value this derivative at its fair value determined to be the intrinsic value differential between the spot price and fixed price at each reporting period with adjustments to fair value to be made each reporting period.

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

Reclassifications

Certain reclassifications have been made to the prior period to conform with the current period presentation.

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

Fair Value Measurement (Continued)

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

• Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The following table summarizes our financial instruments measured at fair value as of June 30, 2013:

	Fair Value Measurements at June 30, 2013
Liabilities:	Total	Level 1	Level 2	Level 3

Commodity derivative at fair value	$2,590,000	$2,590,000	$-	$-
Convertible notes at fair value	$302,500	$-	$-	$302,500

The Company recorded $888,000 of the commodity derivative in current liabilities and the balance of $1,702,000 in the long term liabilities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company’s management, to have a material impact on the Company’s present or future financial statements.

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

NOTE 4 -                 Plant and Equipment

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

Plant and equipment consists of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Mining equipments	$106,000	$106,000
Vehicles	21,000	-
Total	127,000	106,000
Less: accumulated depreciation	(525)	-
Less: impairment loss	(106,000)	(106,000)

Plant and equipment, net	$20,475	$-

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 -                Notes Payable

On June 15, 2011, the loans payable to First Line Capital which is a company owned by a previous stockholder, a related party, including accrued interest in the amount of $97,785 was forgiven. The Company has recorded the carrying amount of debt with accrued interest as an increase to additional paid-in capital

On July 25, 2011, repayment for $25,000 was made for the $50,000 note due to Landolt, a company owned by a director of the Company. At which time the note was assigned to MeM Mining, Inc.   MeM is controlled by, Mendel Mochkin, a director of the company.  As of December 31, 2012, the principle balance due was $25,000, is unsecured and was due January 2013 with accrued interest at 5%. As of June 30, 2013, the Company was unable to repay the loan on the maturity date, and the principal balance of $25,000 and accrued interest of $3,771 are in default. The note does not include any additional fees or penalties due to the loan being in default.

On March 28, 2012 the Company received $30,000 from First Line Capital, in exchange for an unsecured note bearing interest at 8%. As of December 31, 2012, the principal due was $30,000, is unsecured and was due in full plus accrued interest on March 28, 2013. As of June 30, 2013, the Company was unable to repay the loan on the maturity date, and the principal balance of $30,000 and accrued interest of $3,542 are in default. The loan stipulates an increase to a 15% interest rate until the loan is repaid.

During 2012, the Company received a total of $50,020 from Leonard Sternheim, CEO of the Company, as an unsecured non-interest bearing loan. During the six months ended June 30, 2013, the Company repaid $46,783 of notes payable. As of June 30, 2013 and December 31, 2012, the principal due was $3,637 and $50,020, is unsecured and is due on demand. The Company recorded $1,578 and $393 of imputed interest related to Mr. Sternheim’s loan payable as in-kind contribution at June 30, 2013 and December 31, 2012, respectively.

NOTE 6 -                Convertible Debts

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

On February 15, 2013, the Company issued a convertible note of $45,000. The note accrues interest at 12% per annum and matured on April 16, 2013. The note is convertible into shares of Company’s common stock at a conversion price of $0.01 per share. The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion feature in the amount of $16,875. In addition, upon the issuance of convertible note, the Company issued 2,500,000 shares of the Company's common stocks (See note 7). The Company has recorded a debt discount in the amount of $28,125 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $45,000 was amortized over the term of the debt.  Amortization for the six months ended June 30, 2013 was $45,000. The Company was not able to repay the loan on the maturity date, however, the principal balance of $45,000 was repaid on June 28, 2013. At June 30, 2013, the Company owes accrued interest of $1,586 to the Note Holder.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -                Convertible Debts - Continued

On February 28, 2013, the Company issued two convertible notes totaling $200,000. The notes accrued interest at 12% per annum and matured on April 27, 2013. The notes are convertible into shares of Company’s common stocks at a conversion price of $0.01 per share. The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion in the amount of $200,000. The total discount of $200,000 was amortized over the term of the debt. Total amortization for the two convertible notes for the six months ended June 30, 2013 was $200,000. As of June 30, 2013, the Company was not able to repay the loan on the maturity date, and the principal balance of $200,000 and accrued interest of $8,022 are in default. The note does not include any additional fees or penalties due to the loan being in default. The notes were converted into 20,000,000 shares of Company’s common stock to satisfy the debt of $200,000 on July 8, 2013.

              On April 20, 2013, the Company issued a convertible note of $100,000. The note accrued interest at 12% per annum and matured on June 19, 2013. The note is convertible into shares of Company’s common stocks at a conversion price of $0.01 per share. The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion in the amount of $100,000. The total discount of $100,000 was amortized over the term of the debt. Total amortization for the convertible note for the six months ended June 30, 2013 was $100,000. As of June 30, 2013, the Company was not able to repay the loan on the maturity date, and the principal balance of $100,000 and accrued interest of $2,334 are in default. The note does not include any additional fees or penalties due to the loan being in default. The notes were converted into 10,000,000 shares of Company’s common stock was made to satisfy the debt of $100,000 on July 8, 2013.

                            On June 28, 2013, the Company issued a convertible note of $1,350,000. The Note matures on June 28, 2016 and is secured by a lien on all the assets of the Company. The interest is payable by 50 ounces of gold produced by the Company on a monthly basis commencing on August 28, 2013. If the 50 ounces of gold are not available, the gold shall be made available at the next monthly interest date. As of June 30, 2013, the interest expense is $4,136.

             The note is convertible into shares of Company’s common stock at a conversion price of $0.10 per share. The Company also issued a 5-year warrant to purchase 13,500,000 shares of common stock at an exercise price of $0.15 per share. (See note 7). In addition, the Company agreed to sell to the Note holder on a monthly basis commencing August 28, 2013, 100 ounces of gold per month for a purchase price of $500 per ounce. If an ounce of gold as reported on Kitco.com is less than $1,000 an ounce when the gold is to be delivered to the Buyer, the purchase price of the gold shall be $400 per ounce. The agreement shall survive until an aggregate of 3,500 ounces of gold have been purchased by the Note holder. The Company has recorded a contract settlement liability in the amount of $2,590,000 to reflect the value of the 3,500 ounces of gold committed to purchase as a reduction to the carrying amount of the convertible debt. The total discount of $1,300,000 will be amortized over the term of the debt.  Amortization for the six months ended June 30, 2013 was $2,500.

            The Company also agreed to file a registration statement to register for re-sale the shares issuable upon conversion of the Note and the shares underlying the Warrant . If the registration statement is not declared effective by the Securities and Exchange Commission by August 28, 2013, the Company shall pay the Buyer as liquidated damages 3% of the liquidated value of the Conversion Shares for each 30 day period subsequent to August 28, 2013. As of June 30, 2013, the Company has accrued liquidated damage expense of $81,000.

            As of June 30, 2013, the Company has received $1,300,000 of the proceeds from the convertible note. The remaining $50,000 was funded in July 2013.

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

On March 28, 2011, the Company sold 60,000 units consisting of 60,000 shares of common stock and 30,000 warrants for $15,000.  The warrants are exercisable at $0.25 per share and have a two year term.

On March 31, 2011, the Company's CEO retired 30,000,000 shares of his common stock of the Company as additional paid-in capital.

On April 12, 2011, the Company sold 1,000,000 units consisting of 1,000,000 shares of common stock and 500,000 warrants for cash of $250,000.  The warrants are exercisable at $0.25 per share and have a two year term expiring April 12, 2013.

On April 20, 2011, the Company sold 100,000 units consisting of 100,000 shares of common stock and 50,000 warrants for cash of $25,000.  The warrants are exercisable at $0.25 per share and have a two year term expiring April 20, 2013.

On April 21, 2011, the Company sold 100,000 units consisting of 100,000 shares of common stock and 50,000 warrants for cash of $25,000.  The warrants are exercisable at $0.25 per share and have a two year term expiring April 21, 2013.

On May 6, 2011, the Company sold 60,000 units consisting of 60,000 shares of common stock and 30,000 warrants for cash of $15,000.  The warrants are exercisable at $0.25 per share and have a two year term expiring May 6, 2013.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 -                Common Stock - Continued

On May 11, 2011, the Company sold 20,000 units consisting of 20,000 shares of common stock and 10,000 warrants for cash of $5,000.  The warrants are exercisable at $0.25 per share and have a two year term expiring May 11, 2013.

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

On July 27, 2011, the Company sold 1,000,000 units in consideration of $250,000 consisting of 1,000,000 shares of common stock and 1,000,000 warrants. Each warrant allows for the purchase one additional share of common stock at a price of $0.25 per share for two years expiring July 27, 2013.

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

During May 2013, the Board of Directors approved resolutions for the issuance of a total of 30,000,000 shares of the Company’s restricted common stock to Mr. Sternheim (our CEO) to discharge $300,000 of amounts due to him at $0.01 per share. The transaction was recorded at the fair value of the stocks on the grant date of $1,800,000 ($0.06 per share). The difference between the debt discharged and the fair value was recorded as stock compensation expense (See note 10).

Warrants
During 2011, the Company issued 1,690,000 warrants in connection with a private placement offering. The warrants have a term of two years from the date of the subscription agreement and allow investors to purchase one share of common stock for $0.50.  The 640,000 warrants expired during the six months ended June 30, 2013.

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

On June 28, 2013, the Company issued a 5-year warrantto purchase 13,500,000 shares of common stock at an exercise price of $0.15 per share in connection with issuance of convertible debt of $1,350,000. These shares were valued at the fair value on the date of grant (See note 6).

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 -                Common Stock - Continued

Warrants - Continued

Information with respect to warrants outstanding and exercisable at June 30, 2013 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Warrants outstanding, December 31, 2012	2,175,000	$0.20-1.50	2,175,000
Issued	13,500,000	$0.15	13,500,000
Exercised	-
Expired/Forfeited	(640,000)	$0.50	-
Warrants outstanding, June 30, 2013	15,035,000	$0.20-1.50	15,035,000

Options

There were no options issued during the six months ended June 30, 2013.

During July 2011, the Company granted 360,000 stock options to consultants for services to be rendered over a two-year period.  The options are exercisable at $0.50 per share, half of the option shall vest on January 1 and half on June 1 following the grant date. These options had a fair value of $47,822 using the Black-Scholes option-pricing model. The grant date fair values of the Company’s option awards during the years ended December 31, 2012 and 2011 were estimated using the Black Scholes option pricing model with the following assumptions:

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Expected life (years)	-	2
Risk – free interest rate	-	0.40%
Expected volatility	-	178%
Dividend Yield	-	0.00%

The Company had Consultancy agreements that contain provisions for the issuance and granting of options aggregating 3,000,000 shares at $0.50 per share that were predicated on the Company reaching certain milestones in the production of gold.  None of the milestones were met and accordingly such options were not granted or issued.

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

Litigation:

In July of 2012, the Company was named as a defendant in a lawsuit titled George Sharp vs. Mustang Alliances, Inc. et al.  The lawsuit was filed in the Superior Court of the State of California, in San Diego County.  The lawsuit alleges violations of California restrictions on unsolicited commercial e-mail advertisers and seeks damages and punitive dames in an unspecified amount.  The Company intends to vigorously defend this lawsuit.  As of June 30, 2013, the Company has not accrued any amounts related to this lawsuit.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 –            Related Parties

Consulting Agreements

On July 21, 2011, the Company entered into a consulting agreement with Lawrence H. Wolfe, pursuant to which he will work as Chief Financial Officer. Pursuant to the agreement, 100,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000 (See note 7). His compensation will be $150,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of the option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $0.25 per share price floor on the valuation of the common stock. On August 31, 2012, Mr. Lawrence H. Wolfe resigned from his position as a Chief Financial Officer. As a result of Mr. Wolfe's resignation, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety.  As of June 30, 2013 and December 31, 2012, accrued consulting fees of $69,200 and $71,500 were including in accrued compensation- related party, respectively.

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

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 -              Related Parties - Continued

Consulting Agreements- Continued

On July 21, 2011, the Company entered into a Consultancy Agreement with Zegal and Ross Capital LLC. Pursuant to the agreement, 100,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000 (See note 7). The compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of option shall vest on January 1st and half on June 1st following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $0.25 per share price floor on the valuation of the common stock. On July 1, 2012, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety. As of June 30, 2013 and December 31, 2012, accrued consulting fees of $48,000 were including in accrued compensation- related party, respectively.

Mr. Sternheim is currently on a month-to-month arrangement at a rate of $20,000 a month. During May 2013, the Board of Directors approved resolutions to pay Mr. Sternheim a bonus of $150,000 for his service during 2011 and 2012. In addition, the Company issued a total of 30,000,000 shares of the Company’s restricted common stock to discharge $300,000 of amounts due to him at $0.01 per share. (See note 7). The difference between the grant date fair value and grant price was recorded on the statements of operations as compensation expense of $1,500,000. As of June 30, 2013 and December 31, 2012, the accrued compensation fees of $0 and $171,289 were recorded in accrued compensation- related party, respectively.

NOTE 11 –           Subsequent Events

On February 28, 2013, we issued a Promissory Note in the principal amount of $100,000 to Silverlint International SA. The note was convertible at the rate of $0.01 per share. During July 2013, the holder converted the note into 10,000,000 shares.

On February 28, 2013, we issued a Promissory Note in the principal amount of $100,000 to Chesswood Holdings SA. The note was convertible at the rate of $0.01 per share. During July 2013, the holder converted the note into 10,000,000 shares.

On April 20, 2013, we issued a Promissory Note in the principal amount of $100,000 to Binyomin Gordon. The note was convertible at the rate of $0.01 per share. During July 2013, the holder converted the note into 10,000,000 shares.

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

Cerros also granted the Company an option to acquire the exclusive rights to properties known as Corpus I, II, and III mining and the Potosi concession. If we desire to exercise such option, the Company must send written notice to Cerros and Mayan Gold on or before December 31, 2010. The consideration for the exercise of the option is an additional 20,000,000 shares of the Company's common stock to be issued to Mayan Gold no later than 30 days after the date we receive all the requested documentation from Cerros in connection with the exercise of the option.

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

From inception until the date of this filing, we have had very limited operating activities. Our financial statements from inception (February 22, 2007) through the quarterly period ended June 30, 2013 reports no revenues and a net loss of $4,401,454.

Note Payable

On April 30, 2013, we issued a Promissory Note in the principal amount of $100,000 to Binyomin Gordon. The note was convertible at the rate of $0.01 per share. During July 2013, the holder converted the note into 10,000,000 shares.

Private Placement

On June 28, 2013, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with Carlton Family Ltd., a Bahamian Corporation (“Carlton”) for the sale of a secured convertible promissory note (the “Carlton Note”) in the principal amount of $1,350,000. The Note, which is due and payable on June 28, 2016, is secured by a lien on all the assets of the Company.

The interest on the Carlton Note is payable by making available to Carlton, on a monthly basis commencing on August 28th, 2013, 50 ounces of gold produced by the Company. If the 50 ounces of gold are not available, the gold shall be made available to Carlton at the next monthly interest date.

Carlton has the right to convert all or any portion of the outstanding principal on the Carlton Note into shares of our common stock equal to $0.10 per share based on each $1.00 of outstanding principal amount. The conversion price is subject to customary anti-dilution protection.

In connection with the Carlton Note, we also granted Carlton a 5-year warrant (the "Carlton Warrant") to purchase 13,500,000 shares of common stock at an exercise price of $0.15 per share.

On July 11, 2013 we filed a registration statement to register for re-sale the shares issuable upon conversion of the Carlton Note and the shares underlying the Carlton Warrant. If the registration statement is not declared effective by the Securities and Exchange Commission by August 28, 2013, the Company shall pay Carlton as liquidated damages 3% of the liquidated value of the shares underlying its securities for each 30 day period subsequent to August 28, 2013. The Company has accrued liquidated damages of $81,000 at June 30, 2013.

In addition, we agreed to sell to Carlton on a monthly basis commencing August 28, 2013, 100 ounces of gold per month for a purchase price of $500 per ounce. If an ounce of gold, as reported on Kitco.com, is less than $1,000 an ounce when the gold is to be delivered to Carlton, the purchase price of the gold shall be $400 per ounce. This agreement shall survive until an aggregate of 3,500 ounces of gold have been purchased by Carlton. If 3,500 ounces of gold have not been purchased within 35 months, then the agreement shall continue until said amount of gold is purchased by Carlton.

On April 30, 2013, we issued a Promissory Note in the principal amount of $100,000 to Binyomin Gordon. The note was convertible at the rate of $0.01 per share. During July 2013, the holder converted the note into 10,000,000 shares.

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

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

Revenues

During the three months ended June 30, 2013, we had no revenues. We did not generate any revenues during the three months ended June 30, 2012.

Operating expenses

Total operating expenses for the three months ended June 30, 2013 was $1,870,500, as compared to total operating expenses for the three months ended June 30, 2012 of $235,481. During the three months ended June 30, 2013, these expenses are comprised of consulting fees of $1,753,097, mining and exploration costs of $74,862, professional fees of $39,679 and general and administrative expenses of $2,862. The increase of approximately 694% in total operating expenses for the three months ended June 30, 2013 from June 30, 2012 was primarily a result of the increase in consulting fees from $173,717 to $1,753,097, an increase in professional fees from $19,425 to $39,679 and an increase in mining and exploration costs from $35,601 to $74,862. The increase in consulting fees was primarily due to the company utilizing resources and raising capital. Additionally, the Company has increase its mining exploration activities in preparation for commencing mining operations as funds from financing are received.

The Company incurred $1,500,000 of expenses that were included in consulting fees.  This was the result of the fair value calculation incurred upon the conversion of outstanding liability to its officer to equity shares.

Other expenses

Total other expenses for the three months ended June 30, 2013 was $1,599,154, as compared to other expenses for the three months ended June 30, 2012 of $930. The increase of approximately 171,852% in total other expenses was primarily as a result of the increase in loss on future sales commitments from $0 to $1,290,000, an increase in liquidated damages from $0 to $81,000, an increase in amortization of debt discount from $0 to $213,750, and an increase in interest expense from $930 to $14,404. Primarily the result of commitments incurred from the recent financing.

Net loss

As a result of the foregoing, for the three months ended June 30, 2013, net loss increased by $3,233,243, or 1,368%, to a loss of $3,469,654, compared to a net loss of $236,411 during the three months ended June 30, 2012.

Comparison of Six Months Ended June 30, 2013 and 2012

Revenues

During the six months ended June 30, 2013 and June 30, 2012, we did not generate any revenues.

Operating expenses

Total operating expenses for the six month period ended June 30, 2013 was $1,989,075, as compared to total operating expenses for the six months ended June 30, 2012 of $504,788. During the six months ended June 30, 2013, these expenses are comprised of consulting fees of $1,815,597, mining and exploration costs of $101,614, professional fees of $59,612 and general and administrative expenses of $12,252. The decrease of approximately 294% in total operating expenses for the six months ended June 30, 2013 from June 30, 2012 was primarily as a result of the decrease in consulting fees from $378,801 to $1,815,597 and the decrease in general and administrative expense from $13,791 to $12,252, even though there was an increase in professional fees from $34,269 to $59,612 and an increase in mining and exploration costs from $77,927 to $101,614. The increase in consulting fees was primarily due to the company utilizing resources and raising capital. Additionally, the Company has increase its mining exploration activities in preparation for commencing mining operations as funds from financing are received.

The Company incurred $1,500,000 of expenses that were included in consulting fees.  This was the result of the fair value calculation incurred upon the conversion of outstanding liability to its officer to equity shares.

Other expenses

Total other expenses for the six months ended June 30, 2013 was $1,737,228, as compared to total other expenses for the six months ended June 30, 2012 of $1,241. The increase of approximately 139,886% in total other expenses was primarily as a result of the increase in loss on future sales commitments from $0 to $1,290,000, an increase in liquidated damages from $0 to $81,000, an increase in amortization of debt discount from $0 to $347,500, and an increase in interest expense from $1,241 to $18,728.

Net loss

As a result of the foregoing, for the six months ended June 30, 2013, net loss increased by $3,220,274, or 636%, to a loss of $3,726,303, compared to a net loss of $506,029 during the six months ended June 30, 2012.

Liquidity and Capital Resources

On June 30, 2013, we had a working capital deficit of $544,948.

As of June 30, 2013, as a result of the private placement with Carlton, we had cash on hand of approximately $993,200. Current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. The Company will need approximately $1,000,000 in additional captial resources to begin mining operations.

Going Concern Consideration

The Company is in the exploration stage and has no revenues since inception. The Company has no revenues, has incurred a net loss of approximately $3,726,303 for the six months ended June 30, 2013 and a cumulative net loss of $5,901,454 for the period from February 22, 2007 (inception) to June 30, 2013. In addition, at June 30, 2013, there is a working capital deficit of $544,948. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities

Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Said officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of June 30, 2013.

Therefore, our internal controls over financial reporting were not effective as of June 30, 2013 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. In order to mitigate the foregoing material weakness, we had engaged a CFO who was previously a PCAOB auditor with significant experience in the preparation of financial statements in conformity with U.S. GAAP and an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. However, as of August 31, 2012, Wolfe resigned as the CFO and a director of the Company and has yet to be replaced by another chief financial and accounting officer. Leonard Sternheim, our chief executive officer, has assumed the role of interim principal accounting officer and is utilizing the services of an independent accounting consultant to continue to mitigate the foregoing material weakness, to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2013, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On February 28, 2013, the Company issued a Promissory Note in the principal amount of $100,000 to Silverlint International SA. On July 8, 2013, the note holder converted the note and the Company issued the note holder 10,000,000 shares. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On February 28, 2013, the Company issued a Promissory Note in the principal amount of $100,000 to Chesswood Holdings SA. On July 8, 2013, the note holder converted the note and the Company issued the note holder 10,000,000 shares. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On April 20, 2013, the Company issued a promissory note for $100,000, due in sixty days, to Binyamin Gordon. On July 8, 2013, the note holder converted the note and the Company issued 10,000,000 shares. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

During May 2013, the Board of Directors approved resolutions for the issuance of a total of 30,000,000 shares of the Company’s restricted common stock to Mr. Sternheim (our CEO) to discharge $300,000 of amounts due to him at $0.01 per share.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

Such proceeds were used to fund the operating expenses of the Company.

Item 3. Defaults Upon Senior Securities.

On July 25, 2011, repayment for $25,000 was made for the $50,000 note due to Landolt, an independent third party. At which time the note was assigned to MeM Mining, Inc. MeM is controlled by, Mendel Mochkin, a former director of the company. As of December 31, 2012, the principle balance due was $25,000, is unsecured and was due January 2013 with accrued interest at 5%. As of June 30, 2013, the Company was unable to repay the loan on the maturity date, and the principal balance of $25,000 and accrued interest of $3,771 are in default. The note does not include any additional fees or penalties due to the loan being in default.

On March 28, 2012 the Company received $30,000 from First Line Capital, in exchange for an unsecured note bearing interest at 8%. As of December 31, 2012, the principal due was $30,000, is unsecured and was due in full plus accrued interest on March 28, 2013. As of June 30, 2013, the Company was unable to repay the loan on the maturity date, and the principal balance of $30,000 and accrued interest of $3,547 are in default. The loan stipulates an increase to a 15% interest rate until the loan is repaid.

On February 28, 2013, the Company issued two convertible notes totaling $200,000. The notes accrued interest at 12% per annum and matured on April 27, 2013. The notes are convertible into shares of Company’s common stocks at a conversion price of $0.01 per share. The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion in the amount of $200,000. The total discount of $200,000 was amortized over the term of the debt. Total amortization for the two convertible notes for the six months ended June 30, 2013 was $200,000. As of June 30, 2013, the Company was not able to repay the loan on the maturity date, and the principal balance of $200,000 and accrued interest of $8,022 are in default. The note does not include any additional fees or penalties due to the loan being in default. The conversion of 20,000,000 shares of Company’s common stock was made to satisfy the debt of $200,000 on July 8, 2013.

On April 20, 2013, the Company issued a convertible note of $100,000. The note accrued interest at 12% per annum and matured on June 19, 2013. The note is convertible into shares of Company’s common stocks at a conversion price of $0.01 per share. The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion in the amount of $100,000. The total discount of $100,000 was amortized over the term of the debt. Total amortization for the convertible note for the six months ended June 30, 2013 was $100,000. As of June 30, 2013, the Company was not able to repay the loan on the maturity date, and the principal balance of $100,000 and accrued interest of $2,334 are in default. The note does not include any additional fees or penalties due to the loan being in default. The conversion of 10,000,000 shares of Company’s common stock was made to satisfy the debt of $100,000 on July 8, 2013.

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

101**
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSTANG ALLIANCES, INC.

Dated: August 19, 2013	By:	/s/ Leonard Sternheim
Name: Leonard Sternheim
Title: President, Chief Executive Officer and Chairman and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)