Form 10-Q
period 2013-09-30
MUSTANG ALLIANCES, INC.
filed 2013-11-25
CIK 1420421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-148431

MUSTANG ALLIANCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	74-3206736
(State of incorporation)	(IRS Employer ID Number)

382 NE 191St, Suite #46843
Miami, Florida 33179
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

As of November 22, 2013, 167,537,834 shares of common stock, par value $0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item IA.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

PART I.  FINANCIAL INFORMATION

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$589,933	$247
Prepaid expense	48,833	-
Total current assets	638,766	247
Plant and equipment, net	19,425	-
Other assets	170,667	-
		-
Total assets	$828,858	$247

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$476,996	$96,869
Accrued compensation-related party	176,200	290,789
Notes payable	30,000	30,000
Notes payable-related party	28,637	75,020
Contract settlement liabilities-current portion	1,208,958	-
Due to shareholder	150	150
Total current liabilities	1,920,941	492,828
Convertible debts, net of discounts of $1,235,000 and $0, respectively	115,000	-
Contract settlement liabilities	1,692,542	-
Total liabilities	3,728,483	492,828

Commitments and contingencies (See note 9)

Stockholder's deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized, 167,537,834 and 104,537,834 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	16,753	10,453
Additional paid in capital	4,143,969	1,672,117
Deficit accumulated during the exploration stage	(7,060,347)	(2,175,151)
Total stockholders' deficit	(2,899,625)	(492,581)
Total liabilities and stockholders' deficit	$828,858	$247

The accompanying notes are an integral part of these unaudited condensed financial statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended		For the Period February 22, 2007 (Inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Net revenues	$-	$-	$-	$-	$-

Operating expenses:
Professional fees	37,446	2,500	97,058	36,769	409,624
Consulting fees	364,643	298,471	2,180,240	677,272	3,467,067
General and administrative expenses	18,201	3,196	30,453	16,987	128,717
Impairment loss	-	-	-	-	106,000
Mining and exploration costs	121,757	33,223	223,371	111,150	552,388
Total Operating expenses	542,047	337,390	2,531,122	842,178	4,663,796

Operating loss	(542,047)	(337,390)	(2,531,122)	(842,178)	(4,663,796)

Other expenses:
Liquidated damage	(40,500)	-	(121,500)	-	(121,500)
Loss on future sales	(261,500)	-	(1,551,500)	-	(1,551,500)
Interest expense, net	(202,346)	(920)	(221,074)	(2,161)	(243,828)
Amortization of debt discount	(112,500)	-	(460,000)	-	(479,723)
Total other expenses, net	(616,846)	(920)	(2,354,074)	(2,161)	(2,396,551)

Net loss	$(1,158,893)	$(338,310)	$(4,885,196)	$(844,339)	$(7,060,347)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Weighted average common shares outstanding	164,836,747	101,942,516	130,490,215	100,885,923

The accompanying notes are an integral part of these unaudited condensed financial statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FEBRUARY 22, 2007 (INCEPTION) TO SEPTEMBER 30, 2013
(UNAUDITED)

	Common Stock		Paid-In	Accumulated Deficit During the Exploration	Total Stockholders's
	Shares	Amount	Capital	Stage	Deficit
Balance, February 22 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at $.0000125 Per Share, February 22, 2007	64,000,000	6,400	(5,600)	-	800

Net Loss for the Period				(4,498)	(4,498)
Balance, December 31, 2007	64,000,000	6,400	(5,600)	(4,498)	(3,698)

Common Stock Issued to Investors at $.002 Per Share, Net of Offering Costs, February 20, 2008	22,400,000	2,240	42,724	-	44,964

Common Stock Issued for Services at $.0075 Per Share, February 25, 2008	800,000	80	5,920	-	6,000

Net Loss for the Year Ended December 31, 2008				(91,106)	(91,106)
Balance, December 31, 2008	87,200,000	8,720	43,044	(95,604)	(43,840)

Net Loss for the Year Ended December 31, 2009	-	-	-	(29,939)	(29,939)
Balance, December 31, 2009	87,200,000	8,720	43,044	(125,543)	(73,779)

Common Stock Issued for Mining Lease at $.000125 Per Share, December 15, 2010	20,000,000	2,000	500	-	2,500

Net Loss for the Year Ended December 31, 2010				(69,436)	(69,436)
Balance, December 31, 2010	107,200,000	10,720	43,544	(194,979)	(140,715)

Common Stock Issued for Mining Lease at $.000125 Per Share, February 22, 2011	20,000,000	2,000	500	-	2,500

Sale of Stock and Warrants at $.25 Per Share, March 2011	60,000	6	14,994	-	15,000

Retirement of 30,000,000 Shares of Common Stock as Contributed Capital on March 31, 2011 by Chief Executive Officer	(30,000,000)	(3,000)	3,000	-	-

Discount on Convertible Debt	-	-	19,723	-	19,723

Sale of Stock and Warrants at $.25 Per Share, June 2011	1,280,000	128	319,872	-	320,000

Sale of Stock and Warrants at $.25 Per Share, July 2011	1,000,000	100	249,900		250,000

Stock issued for services, July 2011	340,000	34	81,966		82,000

Debt forgiveness, July 2011			97,785		97,785

Consulting fees forgiveness, July 2011			12,000		12,000

Stock issued for services, Oct 2011	40,000	4	8,796		8,800

Fair value of options issued during 2011			13,283		13,283

Common shares issuable (297,516 shares) to consultants, related parties during 2011	297,516		74,000		74,000

Net Loss for the Year Ended
December 31, 2011				(898,473)	(898,473)

Balance, December 31, 2011	100,217,516	$9,992	$939,363	$(1,093,452)	$(144,097)

Stocks issued for mining equipments, February 2012	200,000	20	105,980		106,000

Sale of Stock and Warrants at $1.00 Per Share, March, 2012	175,000	18	174,982		175,000

Exercise of stock options at $0.50 Per Share, March, 2012	30,000	3	14,997		15,000

Stocks issued for common shares issuable to consultants, related parties, March 2012		30	(30)		-

Fair value of options issued during six months ended June 30, 2012			47,822		47,822

Common shares issuable (235,318 shares) to consultants, related parties during 2012	235,318	22	87,978		88,000

Sale of stocks and warrants at $0.05 per share, Aug 2012	680,000	68	33,932		34,000

Stocks issued for services, Aug 2012	3,000,000	300	209,700		210,000

In-kind contribution of interest			393		393

Consulting fees forgiveness-related party			57,000		57,000

Net Loss for the Year Ended				(1,081,699)	(1,081,699)

Balance, December 31, 2012	104,537,834	10,453	1,672,117	(2,175,151)	(492,581)

Common stocks issued with convertible debt	2,500,000	250	27,875		28,125

Common stocks issued for repayment of a related party loan	30,000,000	3,000	297,000		300,000

Common stocks issued for salary			1,500,000		1,500,000

Common stocks issued from conversion of debts	30,000,000	3,000	297,000		300,000

Common stocks issued for services	500,000	50	31,450		31,500

Discount on Convertible Debt			316,875		316,875

In-kind contribution of interest			1,652		1,652

Net Loss for the nine months ended September 30, 2013				(4,885,196)	(4,885,196)

Balance, September 30, 2013	167,537,834	$16,753	$4,143,969	$(7,060,347)	$(2,899,625)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,		For the Period February 22, 2007 (Inception) to September 30,
	2013	2012	2013
Cash Flows from Operating Activities:
Net Loss	$(4,885,196)	$(844,339)	$(7,060,347)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services	1,531,500	210,000	1,838,300
Common stock issuable for services	-	88,000	162,000
Common Stock issued for mining rights	-	-	2,500
Stock compensation cost	-	15,940	61,105
Amortization of debt discount	460,000	-	479,723
Depreciation expense	1,575		1,575
Liquidated damages	121,500		121,500
Loss on future sales	1,551,500		1,551,500
Impairment of mining equipment	-	-	108,500
In-kind contribution of interest	1,652	-	2,045
In-kind contribution of services	-		57,000
Changes in operating assets and liabilities:
Increase in prepaid expense	(219,500)		(219,500)
Increase in accounts payable and accrued expenses	444,038	261,833	855,610
Net Cash Used in Operating Activities	(992,931)	(268,566)	(2,038,489)

Cash Flows from Investing Activities:
Purchase of Plant and equipment	(21,000)	-	(21,000)
Net Cash Used in Investing Activities	(21,000)	-	(21,000)

Cash Flows from Financing Activities:
Proceeds of borrowings from convertible debts-non-related parties	1,650,000	-	1,650,000
Proceeds of borrowings from non-related party	-	30,000	215,871
Proceeds of borrowings from related parties	400	15,150	50,570
Proceeds from sale of common stock and warrants, net		224,000	854,764
Repayment of borrowings to a related party	(46,783)	-	(121,783)
Net Cash Provided by Financing Activities	1,603,617	269,150	2,649,422

Increase in Cash	589,686	584	589,933

Cash – Beginning of Period	247	891	-

Cash – End of Period	$589,933	$1,475	$589,933

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Deferred offering costs charged to additional paid-in capital	-	$-	$25,000
Deferred offering costs recorded in accounts payable	-	$-	$7,500
Common stock issued for mining lease	$-	$-	$5,000
Debt forgiveness	$-	$-	$97,785
Consulting fees forgiveness	$-	$-	$12,000
Common stock issued for mining equipments	$-	$106,000	$106,000
Common stock issued for shares issuable	$-	$-	$74,000
Common stock issued for repayment of accrued consulting fees to a related party	$300,000	$-	$300,000
Discount on convertible debt	$345,000	$-	$345,000
Note payable proceeds allocated to settlement liablity	$1,350,000	$-	$1,350,000
Common stock issued for debt conversion	$300,000	$-	$300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

NOTE 2 -    Going Concern and Significant Accounting Policies

Going Concern

The Company is in the exploration stage and has no revenues, has incurred a net loss of $4,885,196 for the nine months ended September 30, 2013 and a cumulative net loss of $7,060,347 for the period from February 22, 2007 (inception) to September 30, 2013. In addition, at September 30, 2013, there is a working capital deficit of $1,282,175.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Concentration of Credit Risk

Cash and cash equivalents are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of September 30, 2013, $297,175 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

As of September 30, 2013, approximately $50,200 of the Company’s cash is maintained in a foreign country that is not covered by the FDIC.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share.  As of September 30, 2013, the Company has 13,500,000 shares convertible under note agreements, 14,015,000 warrants and 0 options that are anti-dilutive and not included in diluted loss per share. As of September 30, 2012, the Company has 0 shares convertible under note agreements, 2,175,000 warrants and 4,690,000 options that are anti-dilutive and not included in diluted loss per share.

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

• Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The following table summarizes our financial instruments measured at fair value as of September 30, 2013:

	Fair Value Measurements at September 30, 2013
Liabilities:	Total	Level 1	Level 2	Level 3

Commodity derivative at fair value	$2,901,500	$2,901,500	$-	$-
Convertible notes at fair value	$115,000	$-	$-	$115,000

The Company recorded $1,208,958 of the commodity derivative in current liabilities and the balance of $1,692,542 in the long term liabilities.

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

Plant and equipment consists of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Mining equipments	$-	$-
Vehicles	21,000	-
Total	21,000	-
Less: accumulated depreciation	(1,575)	-

Plant and equipment, net	$19,425	$-

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 -    Notes Payable

On June 15, 2011, the loans payable to First Line Capital which is a company owned by a previous stockholder, a related party, including accrued interest in the amount of $97,785 was forgiven. The Company has recorded the carrying amount of debt with accrued interest as an increase to additional paid-in capital

On July 25, 2011, repayment for $25,000 was made for the $50,000 note due to Landolt, a company owned by a director of the Company. At which time the note was assigned to MeM Mining, Inc.   MeM is controlled by, Mendel Mochkin, a director of the company.  As of December 31, 2012, the principle balance due was $25,000, is unsecured and was due January 2013 with accrued interest at 5%. As of September 30, 2013, the Company was unable to repay the loan on the maturity date, and the principal balance of $25,000 and accrued interest of $4,086 are in default. The note does not include any additional fees or penalties due to the loan being in default.

On March 28, 2012 the Company received $30,000 from First Line Capital, in exchange for an unsecured note bearing interest at 8%. As of December 31, 2012, the principal due was $30,000, is unsecured and was due in full plus accrued interest on March 28, 2013. As of September 30, 2013, the Company was unable to repay the loan on the maturity date, and the principal balance of $30,000 and accrued interest of $4,681 are in default. The loan stipulates an increase to a 15% interest rate until the loan is repaid.

During 2012, the Company received a total of $50,020 from Leonard Sternheim, CEO of the Company, as an unsecured non-interest bearing loan. During the nine months ended September 30, 2013, the Company repaid $46,783 of notes payable. As of September 30, 2013 and December 31, 2012, the principal due was $3,637 and $50,020, is unsecured and is due on demand. The Company recorded $1,652 and $393 of imputed interest related to Mr. Sternheim’s loan payable as in-kind contribution at September 30, 2013 and December 31, 2012, respectively.

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

On February 15, 2013, the Company issued a convertible note of $45,000. The note accrues interest at 12% per annum and matured on April 16, 2013. The note is convertible into shares of Company’s common stock at a conversion price of $0.01 per share. The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion feature in the amount of $16,875. In addition, upon the issuance of convertible note, the Company issued 2,500,000 shares of the Company's common stocks (See note 7). The Company has recorded a debt discount in the amount of $28,125 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $45,000 was amortized over the term of the debt.  Amortization for the nine months ended September 30, 2013 was $45,000. The Company was not able to repay the loan on the maturity date, however, the principal balance of $45,000 was repaid on June 28, 2013. At September 30, 2013, the Company owes accrued interest of $1,586 to the Note Holder.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -    Convertible Debts - Continued

On February 28, 2013, the Company issued two convertible notes totaling $200,000. The notes accrued interest at 12% per annum and matured on April 27, 2013. The notes are convertible into shares of Company’s common stocks at a conversion price of $0.01 per share. The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion in the amount of $200,000. The total discount of $200,000 was amortized over the term of the debt. Total amortization for the two convertible notes for the nine months ended September 30, 2013 was $200,000. The Company was not able to repay the loan on the maturity date, however, the notes were converted into 20,000,000 shares of Company’s common stock to satisfy the debt of $200,000 on July 8, 2013. At September 30, 2013, the Company owes accrued interest of $4,274 to each Note Holder (See Note 7).

On April 20, 2013, the Company issued a convertible note of $100,000. The note accrued interest at 12% per annum and matured on June 19, 2013. The note is convertible into shares of Company’s common stocks at a conversion price of $0.01 per share. The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion in the amount of $100,000. The total discount of $100,000 was amortized over the term of the debt. Total amortization for the convertible note for the nine months ended September 30, 2013 was $100,000. The Company was not able to repay the loan on the maturity date; however, the note was converted into 10,000,000 shares of Company’s common stock to satisfy the debt of $100,000 on July 8, 2013. At September 30, 2013, the Company owes accrued interest of $2,597 to the Note Holder (See Note 7).

On June 28, 2013, the Company issued a convertible note of $1,350,000. The Note matures on June 28, 2016 and is secured by a lien on all the assets of the Company. The interest is payable by 50 ounces of gold produced by the Company on a monthly basis commencing on August 28, 2013. If the 50 ounces of gold are not available, the gold shall be made available at the next monthly interest date. As of September 30, 2013, the accrued interest expense is $203,765.

The note is convertible into shares of Company’s common stock at a conversion price of $0.10 per share. The Company also issued a 5-year warrant to purchase 13,500,000 shares of common stock at an exercise price of $0.15 per share. (See note 7). In addition, the Company agreed to sell to the Note holder on a monthly basis commencing August 28, 2013, 100 ounces of gold per month for a purchase price of $500 per ounce. If an ounce of gold as reported on Kitco.com is less than $1,000 an ounce when the gold is to be delivered to the Buyer, the purchase price of the gold shall be $400 per ounce. The agreement shall survive until an aggregate of 3,500 ounces of gold have been purchased by the Note holder. The Company has recorded a contract settlement liability in the amount of $2,901,500 to reflect the value of the 3,500 ounces of gold committed to purchase as a reduction to the carrying amount of the convertible debt. The total discount of $1,350,000 will be amortized over the term of the debt.  Amortization for the nine months ended September 30, 2013 was $115,000.

The Company also agreed to file a registration statement to register for re-sale the shares issuable upon conversion of the Note and the shares underlying the Warrant . If the registration statement is not declared effective by the Securities and Exchange Commission by August 28, 2013, the Company shall pay the Buyer as liquidated damages 3% of the liquidated value of the Conversion Shares for each 30 day period subsequent to August 28, 2013. As of September 30, 2013, the Company has accrued liquidated damage expense of $121,500.

As of June 30, 2013, the Company had received $1,300,000 of the proceeds from the convertible note. The remaining $50,000 was funded in July 2013.

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

During May 2013, the Board of Directors approved resolutions for the issuance of a total of 30,000,000 shares of the Company’s restricted common stock to Mr. Sternheim (our CEO) to discharge $300,000 of amounts due to him at $0.01 per share. The transaction was recorded at the fair value of the stocks on the grant date of $1,800,000 ($0.06 per share). The difference of $1,500,000 between the debt discharged and the fair value was recorded as stock compensation expense (See note 10).

On July 8, 2013, convertible notes of $300,000 were converted into 30,000,000 shares of Company’s common stock at the rate of $0.01 per share (See Note 6).

On July 17, 2013, the Company issued 500,000 shares to Samuel Sternheim, a related party, in consideration for the execution and delivery of a consulting agreement. The shares were valued at $31,500 ($0.063 per share), the fair value on the date of grant (See Note 10).

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 -    Common Stock - Continued

Warrants

During 2011, the Company issued 1,690,000 warrants in connection with a private placement offering. The warrants have a term of two years from the date of the subscription agreement and allow investors to purchase one share of common stock for $0.50.  The remaining 1,660,000 outstanding warrants expired during the nine months ended September 30, 2013.

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

On June 28, 2013, the Company issued a 5-year warrant to purchase 13,500,000 shares of common stock at an exercise price of $0.15 per share in connection with issuance of convertible debt of $1,350,000. These shares were valued at the fair value on the date of grant (See note 6).

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 -    Common Stock - Continued

Warrants - Continued

Information with respect to warrants outstanding and exercisable at September 30, 2013 is as follows:

	Number Outstanding	Range of Exercise Price	Number Exercisable

Warrants outstanding, December 31, 2012	2,175,000	$0.20-1.50	2,175,000
Issued	13,500,000	$0.15	13,500,000
Exercised	-
Expired/Forfeited	(1,660,000)	$0.50	-
Warrants outstanding, September 30, 2013	14,015,000	$0.15-1.50	14,015,000

Options

There were no options issued during the nine months ended September 30, 2013.

During July 2011, the Company granted 360,000 stock options to consultants for services to be rendered over a two-year period.  The options are exercisable at $0.50 per share, half of the option shall vest on January 1 and half on June 1 following the grant date. These options had a fair value of $47,822 using the Black-Scholes option-pricing model. The grant date fair values of the Company’s option awards during the nine months ended September 30, 2013 and 2012 were estimated using the Black Scholes option pricing model with the following assumptions:

	For the nine months ended	For the nine months ended
	September 30, 2013	September 30, 2012
Expected life (years)	-	2
Risk – free interest rate	-	0.40%
Expected volatility	-	178%
Dividend Yield	-	0.00%

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

The Lease Agreement continues until the Honduras government grants Cerros the right to assign the Property to the Company, at which time Cerros will transfer title to the mining concession to us. In consideration for such right, we issued 20,000,000 shares of common stock to Mayan Gold, the beneficial owner of a 100% interest in Property. The shares issued by the Company to Mayan Gold represent an additional interest of 15.72% of the then issued and outstanding shares of the Company.  As further consideration for the rights granted, we agreed to pay Cerros an annual sum of $3,200 no later than April 1st of each year with the first payment due on April 1, 2011. The agreement ended in June 2013.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 -    Commitment and Contingencies (Continued)

Lease Commitments (Continued)

On October 1, 2013, Company entered into a lease agreement with  Minera Potosi S. DE R.L for a period of ten years beginning October 1, 2013. The Company was required a security deposit of $7,500 for the first and the last month of rent. The Company also paid a total of $22,500 as additional lease consideration upon  signing the contract. The deposit for $7,500 and the additional consideration of $22,500 were paid on September 28, 2013, and recorded as prepaid expense as of September 30, 2013. The monthly rent is $3,750 and is subject to a review and increase every two years based on the agreement. The Company shall be obligated to pay the royalties of  five percent (5%) of the net  production revenue over the life of the agreement. The Company is also granted the right to assign or cancel the remaining term of the agreement for a one-time fee of $50,000.

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

Litigation:

In July of 2012, the Company was named as a defendant in a lawsuit titled George Sharp vs. Mustang Alliances, Inc. et al.  The lawsuit was filed in the Superior Court of the State of California, in San Diego County.  The lawsuit alleges violations of California restrictions on unsolicited commercial e-mail advertisers and seeks damages and punitive dames in an unspecified amount.  The Company intends to vigorously defend this lawsuit.  As of September 30, 2013, the Company has not accrued any amounts related to this lawsuit.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 -  Related Parties

Consulting Agreements

On July 21, 2011, the Company entered into a consulting agreement with Lawrence H. Wolfe, pursuant to which he will work as Chief Financial Officer. Pursuant to the agreement, 100,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000 (See note 7). His compensation will be $150,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of the option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $0.25 per share price floor on the valuation of the common stock. On August 31, 2012, Mr. Lawrence H. Wolfe resigned from his position as a Chief Financial Officer. As a result of Mr. Wolfe's resignation, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety.  As of September 30, 2013 and December 31, 2012, accrued consulting fees of $71,700 and $71,500 were included in accrued compensation- related party, respectively.

On July 25, 2011, the Company entered into a Consultancy Agreement with Mendel Mochkin, which replaced in its entirety the Employment Agreement dated March 22, 2011 (See note 9). Pursuant to the agreement, his compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of 0.50 per share is granted, half of option shall vest on January 1 and half on June 1 following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $0.25 per share price floor on the valuation of the common stock. On August 23, 2012, Mr. Mendel Mochkin resigned from his position as a director of the Board of Directors. As a result of Mr. Mochkin's resignation, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety. The Company has agreed to indemnify Mr. Mochkin in connection with the lawsuit by George Sharp vs. Mustang Alliances, Inc. et al filed in the Superior court of the State of California, in San Diego County. As of December 31, 2012, the Company has not accrued any amounts related to this indemnification. As of December 31, 2012, total consulting fees of $57,000 owed by the Company were forgiven and recorded as additional paid in capital.

MUSTANG ALLIANCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 -  Related Parties - Continued

Consulting Agreements- Continued

On July 21, 2011, the Company entered into a Consultancy Agreement with Zegal and Ross Capital LLC. Pursuant to the agreement, 100,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $24,000 (See note 7). The compensation will be $120,000 for the first 12 months, payable 60% in cash and 40% in stock. The cash portion shall be paid monthly, and the shares shall be valued based on the stock price of the last day of the preceding month and will be issued on January 1st and June 1st. On each anniversary, an option to purchase 120,000 shares of common stock at an exercise price of $0.50 per share is granted, half of option shall vest on January 1st and half on June 1st following such grant date. As a one-time bonus, the options to purchase 250,000 shares at $0.50 per share upon production of 12,000 and 24,000 ounces of gold, respectively, and an option to purchase 500,000 shares at $0.50 per share upon production of 48,000 ounces of gold. The consulting agreement has been amended to include a $0.25 per share price floor on the valuation of the common stock. On July 1, 2012, the Consultancy Agreement dated July 25, 2011 was terminated in its entirety. For the nine months ended September 30, 2013 and 2012, the Company has paid Zegal and Ross consulting fees for $12,500 and $0, respectively. As of September 30, 2013 and December 31, 2012, accrued consulting fees of $35,500 and $48,000 were including in accrued compensation- related party, respectively.

Mr. Sternheim is on a month-to-month arrangement at a rate of $20,000 a month. For the nine months ended September 30, 2013 and 2012, the Company has paid Mr. Sternheim consulting fees of $ 1,976,716 and $180,000, respectively. During the second quarter of 2013, the Board of Directors approved resolutions to pay Mr. Sternheim a total bonus of $150,000 for his service during 2011 and 2012. In addition, the Company issued a total of 30,000,000 shares of the Company’s restricted common stock to discharge $300,000 of amounts due to him at $0.01 per share. (See note 7). The difference between the grant date fair value and grant price was recorded on the statements of operations as compensation expense of $1,500,000. On September 29, 2013, the Board of Directors approved resolutions to pay Mr. Sternheim a total bonus of $75,000. On November 19, 2013, the Board of Directors approved resolutions to pay Mr. Sternheim a bonus of $131,716 during the quarter ended September 30, 2013, instead of his $20,000 a month rate. As of September 30, 2013 and December 31, 2012, the accrued compensation fees of $69,000 and $171,289 were recorded in accrued compensation- related party, respectively.

On July 17, 2012, the Company entered into a consulting agreement with Samuel Sternheim, pursuant to which he will work as an investor relations consultant. Pursuant to the agreement, 500,000 shares were issued as a signing bonus for the execution and delivery of the agreement with a fair value of $31,500 (See note 7). His compensation will be $5,000 per month for the first 12 months. The monthly fee will increase to $10,000 per month when the Company is producing 500 ounces a month of gold for more than 60 days. For the nine months ended September 30, 2013, the Company has paid Samuel Sternheim consulting fees for $61,500 which included the $15,000 consulting fees paid for service rendered before the agreement commenced.

NOTE 11 -  Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

The Lease Agreement continues until the Honduras government grants Cerros the right to assign the Property to the Company, at which time Cerros will transfer title to the mining concession to us. In consideration for such right, we issued 20,000,000 shares of common stock to Mayan Gold, the beneficial owner of a 100% interest in Property. The shares issued by the Company to Mayan Gold represent an additional interest of 15.72% of the then issued and outstanding shares of the Company. As further consideration for the rights granted, we agreed to pay Cerros an annual sum of $3,200 no later than April 1st of each year with the first payment due on April 1, 2011. The agreement ended in June 2013.

On October 1, 2013, Company entered into a lease agreement with  Minera Potosi S. DE R.L for a period of ten years beginning October 1, 2013.  The Company was required a security deposit of $7,500 for the first and the last month of rent. The Company also paid a total of $22,500 as additional lease consideration upon signing the contract.  The deposit for $7,500 and the additional consideration of $22,500 were paid on September 28, 2013, and recorded as prepaid expense as of September 30, 2013. The monthly rent is $3,750 and is subject to a review and increase every two years based on the agreement.  The Company shall be obligated to pay the royalties of  five percent (5%) of the net  production revenue over the life of the agreement.  The Company is also granted the right to assign or cancel the remaining term of the agreement for a one-time fee of $50,000.

From inception until the date of this filing, we have had very limited operating activities. Our financial statements from inception (February 22, 2007) through the quarterly period ended September 30, 2013 reports no revenues and a net loss of $7,060,347.

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

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

Revenues

During the three months ended September 30, 2013, we had no revenues. We did not generate any revenues during the three months ended September 30, 2012.

Operating expenses

Total operating expenses for the three months ended September 30, 2013 was $542,047, as compared to total operating expenses for the three months ended September 30, 2012 of $337,390. These expenses are comprised of mining and exploration expenses of $121,757, general and administrative expenses of $18,201, consulting fees of $364,643 and professional fees of $37,446. The increase of approximately 61% in total operating expenses for the three months ended September 30, 2013 from September 30, 2012 was primarily a result of the increase in consulting fees from $298,471 to $364,643, an increase in professional fees from $2,500 to $37,446 and an increase in mining and exploration costs from $33,223 to $121,757. The increase was primarily due to the company utilizing resources and raising capital and increase in its mining exploration activities in preparation for commencing mining operations as funds from financing are received. The increase also attributed to the bonus of $75,000 approved by the Board of Directors to pay Mr. Sternheim to cover travel and entertainment expenses in connection with raising funds for the Company and $131,716 for Mr. Sternheims salary during the third quarter of 2013.

Other expenses

Total other expenses for the three months ended September 30, 2013 was $616,846, as compared to other expenses for the three months ended September 30, 2012 of $920. The increase of approximately 66,948% in total other expenses was primarily as a result of the increase in loss on future sales commitments from $0 to $261,500, an increase in liquidated damages from $0 to $40,500, an increase in amortization of debt discount from $0 to $112,500, and an increase in interest expense from $920 to $202,346. The increase is primarily the result of commitments incurred from the recent financing.

Net loss

As a result of the foregoing, for the three months ended September 30, 2013, net loss increased by $820,583, or 243%, to a loss of $1,158,893, compared to a net loss of $338,310 during the three months ended September 30, 2012.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenues

During the nine months ended September 30, 2013, we had no revenues. We did not generate any revenues during the nine months ended September 30, 2012.

Operating expenses

Total operating expenses for the nine months ended September 30, 2013 was $2,531,122, as compared to total operating expenses for the nine months ended September 30, 2012 of $842,178. These expenses are comprised of professional fees of $97,058, general and administrative expenses of $30,453, consulting fees of $2,180,240 and mining and exploration expenses of $223,371. The increase of approximately 201% in total operating expenses for the nine months ended September 30, 2013 from September 30, 2012 was primarily as a result of the increase in consulting fees from $677,272 to $2,180,240 and the increase in general and administrative expense from $16,987 to $30,453, an increase in professional fees from $36,769 to $97,085 and an increase in mining and exploration costs from $111,150 to $223,371. The increase was primarily due to the company utilizing resources and raising capital and increase in its mining exploration activities in preparation for commencing mining operations as funds from financing are received. The increase also attributed to the bonus of $150,000 approved by the Board of Directors to pay Mr. Sternheim for his services in 2011 and 2012 during the second quarter of 2013, a bonus of $75,000 to cover travel and entertainment expenses in connection with raising funds for the Company and $131,716 for Mr. Sternheims salary during the third quarter of 2013.

Other expenses

Total other expenses for the nine months ended September 30, 2013 was $2,354,074, as compared to total other expenses for the nine months ended September 30, 2012 of $2,161. The increase of approximately 108,834% in total other expenses was primarily as a result of the increase in loss on future sales commitments from $0 to $1,551,500, an increase in liquidated damages from $0 to $121,500, an increase in amortization of debt discount from $0 to $460,000, and an increase in interest expense from $2,161 to $221,074. The increase is primarily the result of commitments incurred from the recent financing.

Net loss

As a result of the foregoing, for the nine months ended September 30, 2013, net loss increased by $4,040,857, or 479%, to a loss of $4,885,196, compared to a net loss of $844,339 during the nine months ended September 30, 2012. Net loss for the period commencing February 22, 2007 (inception) through September 30, 2013 was $7,060,347.

Liquidity and Capital Resources

On September 30, 2013, we had a working capital deficiency of $1,282,175 and a stockholders' deficiency of $2,899,625 as compared to a working capital deficiency of $495,401 and a stockholders' deficiency of $492,581 at December 31, 2012. The increase in working capital deficiency was primarily due to increase in mining expenses and consulting fees, and the commodity derivative in current liabilities during the nine months ended September 30, 2013.

We will require additional capital to mine and explore the property in Honduras and estimate that within the next 12 months we will need approximately $1,000,000.

On June 28, 2013, the Company issued a convertible note of $1,350,000. The Note matures on June 28, 2016 and is secured by a lien on all the assets of the Company. The interest is payable by 50 ounces of gold produced by the Company on a monthly basis commencing on August 28, 2013. If the 50 ounces of gold are not available, the gold shall be made available at the next monthly interest date. As of September 30, 2013, the interest expense is $203,765. The note is convertible into shares of Company’s common stock at a conversion price of $0.10 per share. The Company also issued a 5-year warrant to purchase 13,500,000 shares of common stock at an exercise price of $0.15 per share. In addition, the Company agreed to sell to the Note holder on a monthly basis commencing August 28, 2013, 100 ounces of gold per month for a purchase price of $500 per ounce. If an ounce of gold as reported on Kitco.com is less than $1,000 an ounce when the gold is to be delivered to the buyer, the purchase price of the gold shall be $400 per ounce. The agreement shall survive until an aggregate of 3,500 ounces of gold have been purchased by the Note holder. The Company has recorded a contract settlement liability in the amount of $2,901,500 to reflect the value of the 3,500 ounces of gold committed to purchase as a reduction to the carrying amount of the convertible debt. The total discount of $1,350,000 will be amortized over the term of the debt.  Amortization for the nine months ended September 30, 2013 was $115,000.

The Company also agreed to file a registration statement to register for re-sale the shares issuable upon conversion of the Note and the shares underlying the Warrant. If the registration statement is not declared effective by the Securities and Exchange Commission by August 28, 2013, the Company shall pay the Note holder as liquidated damages 3% of the liquidated value of the Conversion Shares for each 30 day period subsequent to August 28, 2013. As of September 30, 2013, the Company has accrued liquidated damage expense of $121,500.

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

Going Concern Consideration

The Company is in the exploration stage and has no revenues, has incurred a net loss of approximately $4,885,196 for the nine months ended September 30, 2013 and a cumulative net loss of $7,060,347 for the period from February 22, 2007 (inception) to September 30, 2013. In addition, at September 30, 2013, there is a working capital deficit of $1,282,175.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure. Additionally, based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of September 30, 2013.

Therefore, our internal controls over financial reporting were not effective as of September 30, 2013 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2013, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings.

On or about July 2012, the Company was named as a defendant in a lawsuit titled George Sharp vs. Mustang Alliances, Inc. et al. The lawsuit was filed in the Superior court of the State of California, in San Diego County. The lawsuit alleges violations of California restrictions on unsolicited commercial e-mail advertisers and seeks damages and punitive dames in an unspecified amount. The Company intends to vigorously defend this lawsuit. As of September 30, 2013, the Company has not accrued any amounts related to this lawsuit.

Item 1A.   Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 8, 2013, convertible notes of $300,000 were converted into 30,000,000 shares of Company’s common stock at the rate of $0.01 per share.

On July 17, 2013, the Company issued 500,000 shares to Samuel Sternheim, a related party, in consideration for the execution and delivery of a consulting agreement. The shares were valued at $31,500 ($0.063 per share), the fair value on the date of grant.

The issuance of the shares upon conversion of the note was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures

Not Applicable

Item 5.      Other Information

None.

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

MUSTANG ALLIANCES, INC.

Dated: November 22, 2013	By	/s/ Leonard Sternheim
Leonard Sternheim
President, Chief Executive Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)